Form 10-Q
period 1996-06-30
MEDICAL DEFENSE HOLDING CO
filed 1996-08-13
CIK 934384

- - --------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1996

                        COMMISSION FILE NUMBER 33-87444

                          MEDICAL DEFENSE HOLDING CO.
            (Exact name of registrant as specified in its charter)


            MISSOURI                                 43-1696112
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

1311 EAST WOODHURST, SPRINGFIELD, MISSOURI             65804

 (Address of principal executive offices)           (Zip Code)

     (Registrant's telephone number, including area code):  (417) 887-3120
                  __________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   X    YES                       NO
                  ---                       ___

     As of August 5, 1996 there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 19,604 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.


________________________________________________________________________________

                          MEDICAL DEFENSE HOLDING CO.

                          Quarterly Report - Form 10Q

                               Table of Contents


PART I - FINANCIAL INFORMATION                Page
                                              ----

ITEM     1.  Financial Statements

Medical Defense Holding Co.
 Consolidated Balance Sheets as of
 June 30, 1996 and December 31, 1995
  (Unaudited)                                  3, 4
Medical Defense Holding Co.
 Consolidated Statements of Operations
 for the quarter and six months ended
  June 30, 1996 and 1995 (Unaudited)            5
Medical Defense Holding Co.
 Consolidated Statements of Cash Flow
 for the six months ended June 30, 1996
  and 1995 (Unaudited)                          6
Medical Defense Holding Co. Notes to
 Consolidated Financial Statements
 (Unaudited)                                   7-17

ITEM     2.  Management's Discussion
               and Analysis of Financial
               Condition and Results of
               Operations                      18-20



PART II - OTHER INFORMATION


ITEM     1.  Legal Proceedings                   21

ITEM     2.  Changes in Securities               21

ITEM     3.  Defaults Upon Senior
              Securities                         21

ITEM     4.  Submission of Matters to a
              Vote of Security Holders           21

ITEM     5.  Other Information                   21

ITEM     6.  Exhibits and Reports on
              Form 8-K                           21

SIGNATURES                                       22

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                          MEDICAL DEFENSE HOLDING CO.

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)
                                   ________


                                            June 30,    December 31,
                 ASSETS                       1996          1995
                                          ------------  ------------
Investments:
 Fixed maturity investments, at market
   value (amortized cost of $81,409,878
   and $82,944,882, respectively)         $ 80,129,668  $ 84,258,601
 Short-term investments, at cost             5,141,988     7,489,028
                                          ------------  ------------

     Total investments                      85,271,656    91,747,629

Other assets:
  Cash and cash equivalents                  3,270,791     4,952,745
  Accrued investment income                  1,138,777     1,158,529
  Premium receivable                         1,965,986     2,552,893
  Deferred policy acquisition costs             98,292       120,527

  Reinsurance recoverable on loss
    and loss expenses:
   Paid claims                                 403,900             0
   Unpaid claims                             1,980,000     2,383,000

  Property and equipment, net of
    accumulated depreciation of $1,132,158
    and $1,074,167, respectively             1,166,699     1,083,539

  Federal income tax:
   Current                                   1,121,526             0
   Deferred                                  3,695,266     3,512,609

  Other assets                                 582,244       687,739
                                          ------------  ------------

   Total assets                           $100,695,137  $108,199,210
                                          ============  ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      June 30, 1996 and December 31, 1995

                                  (Unaudited)
                                   _________


             LIABILITIES &                  June 30,     December 31,
          STOCKHOLDERS' EQUITY                1996           1995
                                          -------------  ------------
Liabilities:
 Claims and policy liabilities:
  Unpaid losses and loss adjustment
   expenses                               $ 64,176,650   $ 65,660,000
  Unearned premiums                          6,150,486      8,054,837
                                          ------------   ------------

  Total claims and policy liabilities       70,327,136     73,714,837

Other liabilities:
 Retrospective premium due reinsurers        2,195,496      2,195,496
 Amounts withheld or retained by Company
  for account of others                        815,437        366,637
 Current income taxes payable                                 618,474
 Other liabilities                           1,033,806      1,746,668
                                          ------------   ------------

  Total liabilities                         74,371,875     78,642,112
                                          ------------   ------------

Stockholders' equity:
 Preferred stock, par value $1.00 per
  share; 12,000,000 shares authorized;
  11,990,189 shares issued and outstanding  11,990,189     11,990,189
 Class A common stock, $0.50 per share;
  1,000,000 shares authorized; 999,998
  shares issued and outstanding                499,999        499,999
 Class B common stock, $0.50 per share;
  24,000,000 shares authorized; 19,604 shares
  issued and outstanding                         9,802          9,802
 Unrealized gains (losses) on
  investments (net of recoverable deferred
  income taxes (provision) of $435,374 and
  $(448,239), respectively                    (845,138)       870,111
 Retained earnings                          14,668,410     16,186,997
                                          ------------   ------------

       Total stockholders' equity           26,323,262     29,557,098
                                          ------------   ------------

         Total liabilities, redeemable
           preferred stock, and
           stockholders' equity           $100,695,137   $108,199,210
                                          ============   ============


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                                   ---------


                                                               Quarter Ended                 Six Months Ended
                                                                 June 30,                        June 30,
                                                             1996         1995               1996         1995
                                                         ------------  -----------       ------------  -----------
Revenues:
  Premiums earned, net of retrospective
       premium due reinsurers of $-0-,
        $-0-, $-0-, and $-0-, respectively               $ 3,189,594   $ 3,588,014       $ 6,433,362   $ 7,134,598
  Investment income                                        1,402,013     1,441,776         2,856,265     2,839,907
  Net realized investment gains                               19,244        25,696            72,129        41,511
  Other income                                                    80            62               305           295
                                                         -----------   -----------       -----------   -----------

     Total revenues                                        4,610,931     5,055,548         9,362,061    10,016,311
                                                         -----------   -----------       -----------   -----------

Expenses:
  Losses and loss adjustment expenses,
       net of reinsurance recoveries of
        $-0-, $-0-, $-0- and $27,027,
        respectively                                       5,543,348     3,630,395         9,445,368     7,404,326
  Amortization of policy acquisition                          57,523           233           117,072           233
   costs
  Other underwriting and insurance
       expenses                                              538,859       590,973         1,122,619     1,340,457
  Investment expenses                                         64,085        62,060           138,077       132,104
  Other operating expenses                                    26,597         3,921            46,556         9,368
                                                         -----------   -----------       -----------   -----------

     Total expenses                                        6,230,412     4,287,582        10,869,692     8,886,488
                                                         -----------   -----------       -----------   -----------

        Income/(Loss) before provision
             for federal income taxes                     (1,619,481)      767,966        (1,507,631)    1,129,823
                                                         -----------   -----------       -----------   -----------

Provision for federal income taxes:
  Current                                                   (630,392)      318,000          (690,000)      328,000
  Deferred                                                   575,431        11,974           700,956       184,110
                                                         -----------   -----------       -----------   -----------

       Total tax provision/(benefit)                         (54,961)      329,974            10,956       512,110
                                                         -----------   -----------       -----------   -----------

            Net Income/(Loss)                            $(1,564,520)  $   437,992       $(1,518,587)  $   617,713
                                                         ===========   ===========       ===========   ===========

Earnings per common share and common
  equivalent share (Note 9):
Primary-Weighted average shares                           24,999,980    24,999,980        24,999,980    24,999,980
                                                         ===========   ===========       ===========   ===========

Net income/(loss) per common share                       $     (0.06)  $       N/A       $     (0.06)  $       N/A
                                                         ===========   ===========       ===========   ===========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)
                                   ---------


                                                                                   June 30,                    June 30,
                                                                                     1996                        1995
                                                                                 -------------               ------------
Operating activities:
  Net income/(loss)                                                              $ (1,518,587)               $   617,713

  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Realized investment gains                                                         (72,129)                   (41,511)
    Depreciation and amortization of
     deferred policy acquisition costs                                                159,707                     43,284
    Provision for deferred income tax                                                 700,956                    184,110

  Change in assets and liabilities:
    Accrual and amortization of                                                       (18,929)                   167,084
     investment income
    Premiums receivable from                                                          586,907                  1,526,200
     policyholders
    Deferral of policy acquisition costs                                              (94,836)                   (17,225)
    Reinsurance recoverable on loss &
     loss expenses:
      Paid claims                                                                    (403,900)                 2,267,661
      Unpaid claims                                                                   403,000                   (207,000)
    Unpaid losses & loss adjustment expenses                                       (1,483,350)                   557,653
    Unearned premiums                                                              (1,904,351)                (1,338,917)
    Amounts withheld or retained by
     Company on account of others                                                     448,800                    356,326
    Income tax                                                                     (1,740,000)                   978,000
    Other assets                                                                      105,495                   (140,981)
    Other liabilities                                                                (712,862)                (1,089,735)
                                                                                 ------------                -----------

        Net cash provided (used) by                                                (5,544,079)                 3,862,662
         operating activities                                                    ------------                -----------

Investing activities:
  Proceeds from:
    Fixed maturity investments - Sales                                              4,572,813                  3,885,269
    Fixed maturity investments - Maturities                                         2,942,321                  2,077,049
    Short-term investments                                                         13,490,844                  2,940,000

  Purchase of investments:
    Fixed maturity investments                                                     (6,031,407)                (8,055,835)
    Short-term investments                                                        (10,986,651)                (4,098,000)
    Purchases of property and equipment (net)                                        (125,795)                   (26,232)
                                                                                 ------------                -----------

      Net cash provided/(used) by                                                   3,862,125                 (3,277,749)
       investing activities                                                      ------------                -----------

Financing activities:
  Proceeds from sale of stock                                                               0                    499,996
                                                                                 ------------                -----------

    Net cash provided by financing                                                          0                    499,996
     activities                                                                  ------------                -----------

      Net increase/(decrease) in cash                                              (1,681,954)                 1,084,909
       and cash equivalents

Cash and cash equivalents, beginning of                                             4,952,745                  5,625,817
 period                                                                          ------------                -----------

Cash and cash equivalents, end of period                                         $  3,270,791                $ 6,710,726
                                                                                 ============                ===========

Federal income taxes paid (refunded)                                             $  1,020,000                $  (650,000)
                                                                                 ============                ===========

                 The accompanying notes are an integral part of
                     the accompanying financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                   ________



1.   Organization and Related Matters:
     --------------------------------

     Medical Defense Holding Co. (the "Company") is a Missouri general business corporation formed on November 28, 1994, for the purpose of facilitating the consummation of a series of transactions whereby Medical Defense Associates ("MDA") converted from a mutual assessment insurance organization under Chapter 383 RSMo to a wholly-owned stock insurance company subsidiary of the Holding Company. MDA's conversion was completed on June 26, 1995 in accordance with an agreement and plan of conversion dated November 29, 1994. The agreement and plan of conversion was approved by eligible policyholders at a special meeting on April 3, 1995.

     MDA was organized in 1976 as a mutual assessment insurance organization for the purpose of providing protection against loss from medical professional liability claims for Missouri health care professionals. MDA's wholly-owned subsidiary, Medical Defense Services Corp. ("MDS") provides management services primarily to MDA. Medical Defense Services Corp.'s wholly-owned subsidiary, Medical Defense Insurance Company ("MDIC"), is a stock insurance company organized under Chapter 379 RSMo for the purpose of providing protection against loss from medical professional liability claims. MDIC is licensed to operate in Missouri and Kansas but only wrote business in Kansas from its inception in 1982 until September 1, 1988 when it ceased writing business. In June of 1994, MDIC again began writing policies in Kansas.


2.   Basis of Presentation:
     ---------------------

     All June 30, 1996 and 1995 information contained in the following footnotes is unaudited. It is management's opinion that the financial statements as of June 30, 1996 and 1995 and for the six months then ended reflect all adjustments which are necessary to present a fair statement of results for the interim periods presented. The financial statements of MDA and its subsidiaries as of June 30, 1995, have been consolidated with the Company in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of the Company, effective on June 26, 1995. All other adjustments made are of a normal recurring nature.

3.   Summary of Significant Accounting Policies:
     ------------------------------------------

     The following is a description of the significant accounting policies under generally accepted accounting principles followed by the Company in the preparation of the accompanying consolidated financial statements:

          A.   Pervasiveness of Estimates:
               --------------------------

               The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________


3.   Summary of Significant Accounting Policies, continued:
     ------------------------------------------


          B.   Investments:
               -----------

               In May, 1993, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which, among other things, requires companies to classify debt and equity securities into three categories. Held-to-maturity debt securities that the Association has the positive intent and ability to hold to maturity are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are to be reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified in the other two categories are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of surplus as regards policyholders.

               The accompanying consolidated GAAP financial statements of the Company for the six months ended June 30, 1996 and the year ended December 31, 1995 have been prepared in accordance with SFAS 115, and the Company has classified all investments in fixed maturities as available for sale. Should the Company experience declines in market value that are other than temporary, the difference between amortized cost and market would be recognized through current earnings.

               Fair value is defined as market value based on third-party quoted market prices or, when unavailable, on similar investments.

               Investment income includes amortization of premium and accretion of discount relating to fixed maturities acquired at other than par value.

          C.   Reinsurance:
               -----------

               The Company has adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts" which requires certain changes in the manner in which insurance enterprises account for and report on insurance contracts. Among other things, SFAS 113 eliminates the practice by insurance enterprises of reporting assets and liabilities related to reinsurance contracts net of the effects of reinsurance. It requires reinsurance receivables and prepaid reinsurance premiums to be reported as assets.

          D.   Income Taxes:
               ------------

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________


4.   Capital Stock:
     -------------

     The Company has issued shares of $1.00 par value redeemable convertible preferred stock to the eligible policyholders of MDA in exchange for their mutual policyholders' rights in MDA. Each share of preferred stock is convertible into two shares of Medical Defense Holding Co. Class B Common Stock, at the holders option, and may be converted at any time prior to redemption. Each share of preferred stock is redeemable, at the Company's option, after three years from the date of issuance at a price per share of $1.00. The preferred stock does not provide a stated dividend and no dividends may be paid on any Company common stock while there are preferred stock shares outstanding. Subsequent to the conversion of MDA to a stock company, 9,802 shares of preferred stock were converted to 19,604 shares of Class B common stock.

     The Company has issued shares of $0.50 par value Class A common stock in accordance with an agreement and plan of conversion dated November 29, 1994, in exchange for cash.

5.   Investments:
     -----------

     The following information summarizes the difference between amortized cost and market value of fixed maturities investments:



                                                         Gross       Gross      Estimated
                                           Amortized   Unrealized  Unrealized    Market
                                             Cost        Gains       Losses       Value
                                          -----------  ----------  ----------  -----------
             June 30, 1996
             -------------

U.S. Treasury debt securities and
     obligations of U.S. Government
     corporations and agencies            $41,212,481  $  121,586  $  663,499  $40,670,568
Corporate debt securities                   6,479,160      72,836      95,456    6,456,540
Mortgage-backed securities                 30,229,066     147,468     788,435   29,588,099
Other debt securities                       3,489,171           0      74,710    3,414,461
                                          -----------  ----------  ----------  -----------

                                          $81,409,878  $  341,890  $1,622,100  $80,129,668
                                          ===========  ==========  ==========  ===========


           December 31, 1995
           -----------------

U.S. Treasury debt securities and
    obligations of U.S. Government
    corporations and agencies             $40,744,234  $  927,384  $   77,008  $41,594,610
Corporate debt securities                   6,582,096     218,052       7,370    6,792,778
Mortgage-backed securities                 32,741,359     418,313     148,756   33,010,916
Other debt securities                       2,877,193      16,484      33,380    2,860,297
                                          -----------  ----------  ----------  -----------

                                          $82,944,882  $1,580,233  $  266,514  $84,258,601
                                          ===========  ==========  ==========  ===========





                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________


5.   Investments, continued:

     The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the six months ended June 30, 1996 and the year ended December 31, 1995, is as follows:

                             June 30,           December 31,
                               1996                 1995
                            ----------          ------------

                            $(1,715,249)        $ 4,309,126
                           ============         ============


     The amortized cost and estimated market value of debt securities by contractual maturity are shown as follows:

                                                                 Estimated
                                                Amortized          Market
                                                  Cost              Value
                                               -----------       -----------
June 30, 1996
- - -------------

Due in one year or less                        $ 8,210,273       $ 8,099,297
Due after one year through five years           45,864,861        45,226,448
Due after five years through ten years          21,013,049        20,607,730
Due after ten years                              6,321,695         6,196,193
                                               -----------       -----------

                                               $81,409,878       $80,129,668
                                               ===========       ===========

     For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser.

     Accrued investment income at June 30, 1996 and December 31, 1995, is as follows:


                                                June 30,         December 31,
                                                  1996               1995
                                               ----------        ------------

U.S. Treasury securities                        $  800,849         $  801,524
Corporate bonds                                    143,898            147,178
Mortgage-backed securities                         178,043            193,528
Other debt securities                               15,987             15,374
Short-term investments                                   0                925
                                                ----------         ----------

                                                $1,138,777         $1,158,529
                                                ==========         ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   _________


5.     Investments, continued:
       -----------


           Securities on Deposit With Statutory Authorities:
           ------------------------------------------------

           To comply with the Missouri Department of Insurance, MDA had a U.S. Treasury Note with a par value of $1,400,000 as of June 30, 1996, on deposit with the State of Missouri.

           To comply with a special agreement with the Missouri Department of Insurance related to the conversion of MDA to a Chapter 379 stock insurance company and the release of MDA members from potential future assessment liability, MDA had U.S. Treasury Notes with a total par value of $5,000,000, on deposit with the State of Missouri.

           To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of June 30, 1996 and December 31, 1995, on deposit with the State of Missouri.

           Escrow Funds:
           ------------

           Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. The Company receives all earnings on the escrowed funds. At June 30, 1996 and December 31, 1995, the escrowed funds were invested in a $400,000 par value U.S. Treasury Note maturing October 13, 1996 with a fair value of $402,876 and $408,248, respectively, which is included with investments on the balance sheet.


       Net investment income by source was as follows for the six months ended June 30, 1996 and 1995:

                                              June 30,             June 30,
                                                1996                 1995
                                             ----------           ----------
       Investment income:
         Fixed maturity investments          $2,619,586           $2,603,921
         Short-term investments                 236,679              235,986
                                             ----------           ----------

          Total investment income             2,856,265            2,839,907

       Less investment expenses                 138,077              132,104
                                             ----------           ----------

            Net investment income            $2,718,188           $2,707,803
                                             ==========           ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   __________


5.     Investments, continued:
       -----------

       Realized gains on investments reflected in the results of operations for the six months ended June 30, 1996 and 1995, are as follows:

                                                          June 30,             June 30,
                                                              1996                 1995
                                                         ---------            ---------
       Sale of fixed maturity investments:
        Realized gains                                     $74,834              $42,548
        Realized losses                                     (2,705)              (1,037)
                                                           -------              -------

         Net realized gains                                $72,129              $41,511
                                                           =======              =======

6.     Statutory Disclosures:
       ---------------------

  Net income and surplus reported by MDA separately in its reports filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:


                                                             June 30,            June 30,
                                                                 1996                 1995
                                                         ------------          -----------

Net income/(loss) for six months ended                   $  (930,839)          $   400,267
 June 30                                                  ===========          ===========

Surplus (including equity in MDS and
     MDIC), June 30                                      $23,077,748           $26,758,994
                                                          ===========           ===========


  Net income and surplus reported by MDIC separately in its reports filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:


                                                          June 30,             June 30,
                                                              1996                 1995
                                                        ----------           ----------

Net income for six months ended June 30                 $   11,311           $   13,177
                                                        ==========           ==========

Surplus, June 30                                        $4,416,868           $4,380,034
                                                        ==========           ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________


7.   Federal Income Tax:
     ------------------

     The Company files a consolidated federal income tax return. MDA and MDIC are statutorily exempt from state income taxes. State income taxes relating to the Company and MDS are included in other operating expenses in the consolidated statement of income. None of the Company's income tax filings are currently under examination.

     The following table accounts for the differences between the actual current tax provision and the amounts obtained by applying the statutory
      U.S. federal income tax rate to income before income taxes:

                                                        June 30, 1996               June 30, 1995
                                                        -------------               -------------

                                                    Income       Effective          Income     Effective
                                                     Taxes        Tax Rate           Taxes      Tax Rate
                                                  -----------  -----------      ----------    ----------
     Pre-tax income calculated at
       statutory tax rates                        $  (512,595)      (34.00)%    $  384,140         34.00%
     Nondeductible reorganization costs                                             94,077          8.32
     Other permanent differences                        9,194         0.61          26,198          2.32
     Change in valuation allowance                    514,357        34.12           7,695          0.68
                                                  -----------   ----------       ---------     ---------

     Provision for income taxes                   $    10,956         0.73%     $  512,110         45.32%
                                                  ===========   ==========      ==========     =========


     The components of the net deferred tax asset at June 30, 1996 and December 31, 1995, are as follows:


                                                         June 30, 1996                December 31, 1995
                                                         -------------                -----------------

                                                     Deferred        Deferred      Deferred        Deferred
                                                    Tax Asset   Tax Liability     Tax Asset   Tax Liability
                                                   ----------   -------------    ----------   -------------

     Tax discounting of loss reserves              $4,517,881                    $4,582,544
     Tax acceleration of unearned premium             418,233                       547,729
     Deferred policy acquisition costs                               $ 33,419                      $ 40,979
                                                                -------------
     Unrealized gain/loss                             435,374                                       448,239
                                                   ----------   -------------   -----------   -------------

                                                   $5,371,488        $ 33,419   $ 5,130,273        $489,218
                                                   ==========   =============   ===========   =============

     Net deferred federal income tax asset         $5,338,069                   $ 4,641,055

     Valuation allowance                           (1,642,803)                   (1,128,446)
                                                   ----------                   -----------

     Net realized deferred tax asset               $3,695,266                   $ 3,512,609
                                                   ==========                   ===========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________


7.   Federal Income Tax, continued:
     ------------------


     The valuation allowance represents the difference between the total deferred tax asset related to loss reserve discounting required by the Internal Revenue Service and the amount that is more likely than not to be realized. Medical malpractice is a long tail line of business. MDA's payout pattern as well as the industry payout pattern for this line of business is expected to be 15 years or longer.

     Management evaluates the payout pattern based on advice from its outside actuary concerning trends in claim frequencies and severities and needed changes in future premium rates, industry trends and experience of direct Missouri competitors in these matters.

     Projection of future income is inherently uncertain and the achievability of any projection is made more difficult by the length of the discount period. Historical losses cannot be adjusted precisely to future cost levels and the impacts of future emergence of new classes of losses or types of losses which may not be represented sufficiently in MDA's data base or which are not yet quantifiable, cannot be precisely anticipated. Utilizing an outside actuary, management believes that it can reasonably estimate the amount of the loss reserves which will likely settle in the next three years. Based on this estimate, management can determine how much of the discount will likely reverse and could be recovered, if necessary, from taxes paid in the three-year carryback period.

     Management does not believe it can reasonably determine the amount of loss reserve deferred tax benefit which can be recovered from future taxable income arising more than three years in the future, using a more likely than not standard.

     The change in the valuation allowance is as follows:

                        June 30,      December 31,
                          1996            1995
                        --------      ------------

                        $514,357        $(519,704)
                        ========        =========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________



8.   Unpaid Losses and Loss Adjustment Expenses:
     ------------------------------------------


     The Company's reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all losses and loss adjustment expenses which are unpaid at the balance sheet date, on a consolidated basis, for both MDA and MDIC.

     The reserves include estimates of future trends in claim frequency, severity and cash flow, which could vary as the losses are ultimately settled; thus, the ultimate liability may be in excess of, or less than, the amounts provided in the accompanying financial statement.

     Company management believes the reserves are reasonably stated to cover the ultimate cost of losses and related loss adjustment expenses which are unpaid at June 30, 1996 and December 31, 1995, respectively. As the result of an increase in claims paid for MDA late in the first quarter and during the second quarter of 1996, the Company's management retained its independent actuary to prepare an interim reserve study. Based on that study and an additional study performed by another actuary, the Company determined to strengthen its reserve for losses and loss adjustment expenses by approximately $2.4 million. This reserve strengthening related primarily to totally expected ultimate losses for the most recent years from 1993 up to and including the current year. The Company will continue to monitor the level of claim severity, and to seek input from actuaries as appropriate. There can be no assurance, however, that the estimates of the actuaries will prove to be accurate, or that the Company's reserve for loss and loss adjustment expense is at the appropriate level. If recent trends in claims continue, the Company may be required to significantly increase the reserve again at the end of the year. In the event that claim severity decreases over the next six months, current reserve amounts may prove to be adequate.

     MDIC's reserves for loss and loss adjustment expenses have not been actuarially reviewed due to the few number of claims outstanding. MDIC's reserves represent less than 1% of total reserves for the periods represented by the financial statements.

     Company management believes the reserves are reasonably stated to cover the ultimate net cost of unpaid losses and loss adjustment expenses; however, as the reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________



8.   Unpaid Losses and Loss Adjustment Expenses, continued:
     --------------------------------------------

     Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:


                                        June 30,      December 31,
                                          1996            1995
                                      -----------     ------------

     Balance at January 1             $65,660,000      $65,803,000
     Less reinsurance recoverables      2,383,000        2,905,000
                                      -----------      -----------

     Net balance at January 1          63,277,000       62,898,000
                                      -----------      -----------

     Incurred related to:
       Current year                     7,999,893       18,115,000
       Prior years                      1,445,475       (1,956,478)
                                      -----------      -----------

          Total incurred                9,445,368       16,158,522
                                      -----------      -----------

     Paid related to:
       Current year                        53,973        1,333,057
       Prior years                     10,471,745       14,446,465
                                      -----------      -----------

          Total paid                   10,525,718       15,779,522
                                      -----------      -----------

     Net balance at end of period      62,196,650       63,277,000
     Plus reinsurance recoverables      1,980,000        2,383,000
                                      -----------      -----------

     Balance at end of period         $64,176,650      $65,660,000
                                      ===========      ===========


9.   Net Income Per Common Share:
     ---------------------------

     Net income per common share is computed using net income divided by the weighted average number of common shares and common share equivalents outstanding. All of the Company's outstanding shares of preferred stock are convertible to common stock at a ratio of two shares of common stock for each one share of preferred stock. Since the Company's preferred stock has no stated dividend rate, and thus, no effective yield, these securities are considered common stock equivalents for the purpose of computing net income per common share.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________



9.   Net Income Per Common Share:
     ---------------------------

     Other than the preferred stock discussed above, the Company does not have any other potentially dilutive stocks. Therefore, the computations for fully dilutive net income per common share are not presented since the results do not differ from primary net income per common share.

     Net income per share information is not computed for the periods ending June 30, 1995 and prior, as the conversion of MDA to a stock insurance company and a wholly-owned subsidiary of MDHC was not completed until June 26, 1995, and therefore, virtually all of the earnings for those periods are attributable to the pre-conversion earnings of MDA. Following are the computations for the six months ended June 30, 1996:



                                                             Six Months Ended
                                                              June 30, 1996
                                                             --------------

               Net income/(loss)                               $(1,518,587)
                                                               ===========

               Weighted average common shares
                outstanding                                      1,019,602
                                                               ===========
               Weighted average common stock options
                expressed as common stock equivalents           23,980,378
                                                               ===========

               Weighted average common and equivalent
                    shares outstanding                          24,999,980
                                                               ===========

               Net income/(loss) per common share              $     (0.06)
                                                               ===========


10.  Commitments and Contingencies:
     -----------------------------

     The Company is party to a number of insurance claims arising in the normal course of business. While the results of litigation cannot be predicted with certainty, management, based upon the advice of Company's counsel, believes that the final outcome of such litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

Medical Defense Holding Co. ("MDHC") is a Missouri general business corporation formed for the purpose of facilitating the conversion of Medical Defense Associates ("MDA") from a mutual insurance association to a stock insurance company. On June 26, 1995, the conversion was completed with the exchange of the policyholders' rights in MDA, the mutual insurance association, for shares of convertible Preferred Stock in MDHC, the parent holding company. MDHC owns all of the outstanding shares of MDA.

The accompanying consolidated financial statements and related discussion include the accounts of MDHC and its wholly-owned insurance subsidiary, MDA, and have been consolidated with MDHC in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of MDHC. MDHC does not have any significant revenue producing operations of its own other than through its ownership of MDA. Cash flow within MDHC consists of investment income and operating expenses. Also included in the accompanying consolidated financial statements are MDA's wholly-owned subsidiaries, Medical Defense Services Corp. ("MDS") and Medical Defense Insurance Company ("MDIC"). MDS is a wholly-owned subsidiary of MDA and provides management services primarily to MDA. MDIC is a wholly-owned subsidiary of MDS and is a stock insurance company organized under Chapter 379 RSMo for the purpose of providing protection against loss from medical professional liability claims. During the past 12 months, MDIC has written a small amount of premium, less than $100,000, entirely in the state of Kansas.



RESULTS OF OPERATIONS

MDHC recorded an 8.8% decrease in total revenues in the second quarter of 1996 and a 6.5% decrease for the six months ended June 30, 1996, compared with the same periods in the prior year. The decrease in total revenues during the quarter and the six month period ended June 30, 1996, was primarily due to a decrease in premium revenue. This decrease in premiums earned, which occurred although MDA instituted a 14% overall rate increase effective January 1, 1996, was due to a decline in premiums written during the first six months of 1996 of approximately $1,240,000 or 22% compared to the same time frame in 1995. This decrease in premiums written was the result of a small decline in total policyholders which was concentrated in the higher premium surgical classifications. Total policyholders declined less than 5% when compared with total policyholders with the Company at the beginning of 1996. The remaining decreases were the result of various other changes in the Company's book of business which primarily relate to specialty classifications and discounts which policyholders are eligible to receive.

Investment income decreased 2.8% for the quarter ended June 30, 1996, and increased by less than 1% for the six months ended June 30, 1996, compared to the same periods in 1995. This variation was primarily the result of fluctuations in market interest rates during the first six months of both 1996 and 1995. Realized investment gains were $19,244 in the quarter and $72,129 for the six-month period compared to $25,696 and $41,511 in the same prior year periods, respectively.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


RESULTS OF OPERATIONS, continued

MDHC's total expenses for the quarter and six-month period ended June 30, 1996 represented approximately 135% and 116% of total revenues, respectively, compared to 84.8% and 88.7% during the same periods in 1995. The increase in expenses during the first six months of 1996, compared to the same period in 1995, is almost entirely the result of increases in expenses for claim losses and claim loss adjustment expenses. As the result of an increase in claims paid late in the first quarter and during the second quarter of 1996, the Company's management retained its independent actuary to prepare an interim reserve study. Based on that study and an additional study performed by another actuary, the Company determined to strengthen its reserve for losses and loss adjustment expenses by approximately $2.4 million. This reserve strengthening related primarily to totally expected ultimate losses for the most recent years from 1993 up to and including the current year. The Company will continue to monitor the level of claim severity, and to seek input from actuaries as appropriate. There can be no assurance, however, that the estimates of the actuaries will prove to be accurate, or that the Company's reserve for loss and loss adjustment expense is at the appropriate level. If recent trends in claims continue, the Company may be required to significantly increase the reserve again at the end of the year. In the event that claim severity decreases over the next six months, current reserve amounts may prove to be adequate. Other operating expenses for the quarter and six months ended June 30, 1996, were generally consistent with the prior periods with the exception of deferred acquisition costs which relate entirely to state premium tax that the Company was generally not subject to prior to MDA's demutualization on June 20, 1995. For the six months ended June 30, 1996, other underwriting and insurance expenses were down $217,838 or approximately 16% which was due to non-recurring expenses incurred in the first quarter of 1995 relating to MDA's conversion and demutualization.


FINANCIAL CONDITION

MDHC's total consolidated assets were $100,695,137 as of June 30, 1996 consisting primarily of cash and investments which comprised approximately 88% of total assets. Approximately 79% of MDHC's total assets consisted of either cash, U.S. Treasury bonds, U.S. government agency bonds, or other investments either collateralized or guaranteed by U.S. government agencies or securities. MDHC's total assets declined $7,504,073 during the six months ended June 30, 1996, which was due to an increase in the payment of claim losses and loss adjustment expenses of approximately $3.5 million, a decline in the net market value of the Company's investment portfolio of almost $2.6 million, and a decline in premiums written of approximately $1.2 million. MDHC does not hold, either directly or indirectly, any real estate owned for investment purposes or any fixed maturity investments rated below AA by nationally recognized rating agencies. The composition of MDHC's total investments is not anticipated to change substantially in the near future.

MDHC's total consolidated liabilities as of June 30, 1996, were $74,371,875 which was a decline of approximately 5.4% from December 31, 1995. This decline was primarily the result of a decline in unearned premiums of $1,904,351 from December 31, 1995 to June 30, 1996. Approximately 86% of MDHC's consolidated total liabilities at June 30, 1996, relate to unpaid loss and loss adjustment expenses.

Stockholders' equity decreased 10.9% as of June 30, 1996, compared with the prior year-end due to a decline in the net unrealized losses on investments of $1,715,249 and a net loss for the period of $1,518,587.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued



LIQUIDITY AND CAPITAL RESOURCES

MDHC's cash flow is generated from its operations and investment portfolio. Net cash used by operating activities increased $9,406,741 from an increase in cash provided of $3,862,662 at June 30, 1995, to an increase in cash used by operating activities of $5,544,079 at June 30, 1996. This increase in cash used by operating activities was caused primarily by an increase in claim loss and loss adjustment expense payments of approximately $3.5 million, a decline in premiums written which was approximately $1.2 million when compared to the same period in 1995, an increase in amounts either paid or due relating to current and deferred federal income taxes of approximately $2.2 million, and the decrease in net income of $2,136,300 for the six months ended June 30, 1996, compared to the same period in 1995.

MDHC's investing activities resulted in a net increase in cash provided by investing activities of $3,862,125 at June 30, 1996, compared to a decrease in cash provided by investing activities of $3,277,749 for the same period in 1995. This increase was due to the utilization of proceeds from short-term investments for operating activities and a decline in the purchase of new fixed-maturity investments of approximately $2 million as these funds were also utilized in operating activities.

On June 26, 1995, MDHC received an additional $499,996 in cash for the sale of additional shares of Class A Common Stock to Company Principals in conjunction with the consummation of the conversion of MDA to a wholly-owned subsidiary of MDHC.

MDHC's cash flow from operations and its investment portfolio are utilized to meet its obligations related to payment of losses and loss adjustment expenses, payment of operating expenses, and other needs as deemed necessary from time to time. MDHC anticipates that its future cash flow will be sufficient to meet the Company's ongoing obligations for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
          None.

ITEM 2.   CHANGES IN SECURITIES.
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.


ITEM 5.   OTHER INFORMATION.
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
  (a)  Exhibits.
          The exhibits to this report are listed in the Exhibit Index on page E-1 and E-2 of this report, which index is incorporated herein by reference.

  (b)  Reports on Form 8-K.
       None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Medical Defense Holding Co.
                                              (Registrant)


August 5, 1996                         /s/ Ronald G. Benson
- - --------------                         ----------------------------
     Date                                    Ronald G. Benson
                                       President, CEO, and Chairman
                                         of the Board (principal
                                       executive officer); Director



August 5, 1996                         /s/ Samuel J. Pippin
- - --------------                         ---------------------------
     Date                                    Samuel J. Pippin
                                        Director of Accounting and
                                       Finance (principal financial
                                         and accounting officer)

                                 EXHIBIT INDEX


EXHIBIT                                                                    PAGE
NO.                              DESCRIPTION                                NO.
- - -------                          -----------                               ----

3.1       -- Articles of Incorporation of Medical Defense Holding Co.
             (Filed as Exhibit 3.1 to the Registrant's Registration
             Statement on Form S-1 (file #33-87444) and hereby
             incorporated by reference.)..................................

3.2       -- Bylaws of Medical Defense Holding Co. (Filed as
             Exhibit 3.2 to the Registrant's Registration Statement
             on Form S-1 (file #33-87444) and hereby incorporated by
             reference.)..................................................

4.1       -- Right of First Refusal Agreement (Filed as Exhibit 4.1
             to the Registrant's Registration Statement on Form S-1
             (file #33-87444) and hereby incorporated by
             reference.)..................................................

4.2       -- Specimen Stock Certificate for Preferred Stock
             (Filed as Exhibit 4.2 to the Registrant's Registration
             Statement on Form S-1 (file #33-87444) and hereby
             incorporated by reference.)..................................

4.3       -- Specimen Stock Certificate for Class A Common Stock
             (Filed as Exhibit 4.3 to the Registrant's Registration
             Statement on Form S-1 (file #33-87444) and hereby
             incorporated by reference.)..................................

4.4       -- Specimen Stock Certificate for Class B Common Stock
             (Filed as Exhibit 4.4 to the Registrant's Registration
             Statement on Form S-1 (file #33-87444) and hereby
             incorporated by reference.)..................................

10.1      -- 1983 Management Agreement between Medical Defense
             Associates and Medical Defense Services Corp.,
             as amended (Filed as Exhibit 10.1 to the Registrant's
             Registration Statement on Form S-1 (file
             #33-87444) and hereby incorporated by reference.)............

10.2      -- 1983 Management Agreement between Medical Defense
             Insurance Company and Medical Defense Services Corp.,
             as amended (Filed as Exhibit 10.2 to the Registrant's
             Registration Statement on Form S-1 (file# 33-87444)
             and hereby incorporated by reference.).......................

10.3      -- Amended and Restated Employment Agreement between
             Ronald G. Benson and Medical Defense Services Corp.,
             dated January 1, 1993 (Filed as Exhibit 10.3 to the
             Registrant's Registration Statement on Form S-1
             (file #33-87444) and hereby incorporated by reference.)......

10.4      -- Amended and Restated Employment Agreement between
             Geraldine Hatfield (Morrison) and Medical Defense
             Services Corp., dated January 1, 1993 (Filed as
             Exhibit 10.4 to the Registrant's Registration Statement
             on Form S-1 (file #33-87444) and hereby incorporated
             by reference.)...............................................

10.5      -- Amended and Restated Employment Agreement between
             Arlen D. Winsky and Medical Defense Services Corp.,
             dated January 1, 1993 (Filed as Exhibit 10.5 to the
             Registrant's Registration Statement on Form S-1
             (file #33-87444) and hereby incorporated by reference.)......





EXHIBIT                                                                     PAGE
  NO.                           DESCRIPTION                                  NO.
- - -------                         -----------                                 ----

10.6      -- Amended and Restated Employment Agreement between
             David W. Brown and Medical Defense Services Corp.,
             dated January 1, 1993 (Filed as Exhibit 10.6 to the
             Registrant's Registration Statement on Form S-1
             (file #33-87444) and hereby incorporated by reference.).......

10.7      -- Amended and Restated Employment Agreement between
             Gary L. Robinson and Medical Defense Services Corp.,
             dated January 1, 1993 (Filed as Exhibit 10.7 to the
             Registrant's Registration Statement on Form S-1
             (file #33-87444) and hereby incorporated by reference.).......

10.8      -- Amended and Restated Employment Agreement between
             John J. Stamatis and Medical Defense Services Corp.,
             dated January 1, 1993 (Filed as Exhibit 10.8 to the
             Registrant's Registration Statement on Form S-1
             (file #33-87444) and hereby incorporated by reference.).......

10.9      -- Medical Defense Services Corp. Integrated Money Purchase
             Pension and Trust Agreement, between, Medical Defense
             Services Corp. and Boatmen's Trust Company, as amended,
             dated December 31, 1990 (Filed as Exhibit 10.9 to the
             Registrant's Registration Statement on Form S-1
             (file #33-87444) and hereby incorporated by reference.).......

10.10     -- Carnahan, Evans, Cantwell & Brown, P.C. Defined
             Contribution Prototype Plan and Trust Agreement,
             adopted December 31, 1990 (Filed as Exhibit 10.10
             to the Registrant's Registration Statement on
             Form S-1 (file #33-87444) and hereby incorporated
             by reference.)................................................

10.11     -- Medical Defense Services Corp. Executive Compensation Plan,
             dated October 15, 1993 (Filed as Exhibit 10.11 to the
             Registrant's Registration Statement on Form S-1
             (file #33-87444) and hereby incorporated by reference.).......

10.12     -- Form of Deposit Agreement between Medical Defense
             Associates and Central Bank, Jefferson City, Missouri
             (Filed as Exhibit 10.12 to the Registrant's Registration
             Statement on Form S-1 (file #33-87444) and hereby
             incorporated by reference.)...................................

10.13     -- Form of Employment Guaranty Agreement by Medical Defense
             Holding Co. guaranteeing existing Medical Defense Services
             Corp.'s employment agreements (Filed as Exhibit 10.13 to
             the Registrant's 1995 Annual Report on Form 10K
             (file #33-87444) and hereby incorporated by reference.).......

11.1      -- Statement re computation of per share earnings (Disclosed in Note 9 to the  Registrant's accompanying unaudited
             consolidated financial statements included in Part I
             of this form 10Q).............................................

21.1      -- Subsidiaries of the registrant (Filed as Exhibit 21.1 to the Registrant's 1995 Annual Report on Form 10K (file
             #33-87444) and hereby incorporated by reference.).............

28.1      -- Information from reports furnished to state insurance
             regulatory authorities (Filed as Exhibit 28.1 to the
             Registrant's 1995 Annual Report on Form 10K (file #33-87444)
             and hereby incorporated by reference.)........................