Form 10-Q/A
period 1996-06-30
MEDICAL DEFENSE HOLDING CO
filed 1996-11-14
CIK 934384

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                    OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period Ended June 30, 1996

                         Commission file number 0-28214


                          MEDICAL DEFENSE HOLDING CO.
             (Exact name of registrant as specified in its charter)


               MISSOURI                                   43-1696112
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

 311 EAST WOODHURST, SPRINGFIELD, MISSOURI                  65804
  (Address of principal executive offices)                (Zip Code)

     (Registrant's telephone number, including area code):  (417) 887-03120

                   ----------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    [x]   No. ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the latest practicable date.


                 Class                      Outstanding at November 11, 1996
                 -----                      --------------------------------

     Class A Common Stock, $.50 par value                  999,998
     Class B Common Stock, $.50 par value                   19,604

                           PART II--OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders.

     (a),(b),(c) The Company held its annual meeting of stockholders on April 16, 1996 and the following matters were voted on at that meeting:

     1. Election of the following directors to serve until their successors are duly qualified and elected or until their earlier death or resignation:


             Director         For      Withheld/Opposed
             --------         ---      ----------------

          Ronald G. Benson    999,998         0
          Gary L. Robinson    999,998         0
          John J. Stamatis    999,998         0
          Arlen D. Winsky     999,998         0
          David W. Brown      999,998         0
          Geri H. Morrison    999,998         0

     2. Ratification of Coopers & Lybrand, L.L.P., as independent auditors of the Company and its subsidiaries: For - 964,284; Withheld/Opposed - 0.

     3. Ratification of actions taken by officers and directors from organization to the meeting date: For - 999,998; Withheld/Opposed - 0.

     (d)  Not Applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDICAL DEFENSE HOLDING CO.
                                        (Registrant)



Date:   November 12, 1996           By: /s/ Ronald G. Benson, M.D.
                                       ----------------------------------------
                                        Ronald G. Benson
                                        Chief Executive Officer