Form 10-Q
period 1996-09-30
MEDICAL DEFENSE HOLDING CO
filed 1996-11-14
CIK 934384

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1996

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

                           X   YES              NO
                         -----            -----

     As of November 11, 1996 there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 19,604 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.


________________________________________________________________________________

                          MEDICAL DEFENSE HOLDING CO.

                          Quarterly Report - Form 10Q

                               Table of Contents

PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           -----
ITEM  1.  Financial Statements

Medical Defense Holding Co. Consolidated Balance Sheets as of
 September 30, 1996 and December 31, 1995 (Unaudited)                       3, 4
Medical Defense Holding Co. Consolidated Statements of Operations for
 the quarter and nine months ended September 30, 1996 and 1995
 (Unaudited)                                                                  5
Medical Defense Holding Co. Consolidated Statements of Cash Flow for
 the nine months ended September 30, 1996 and 1995 (Unaudited)                6
Medical Defense Holding Co. Notes to Consolidated Financial Statements
 (Unaudited)                                                                7-17

ITEM  2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             18-20

PART II - OTHER INFORMATION

ITEM  1.  Legal Proceedings                                                  21

ITEM  2.  Changes in Securities                                              21

ITEM  3.  Defaults Upon Senior Securities                                    21

ITEM  4.  Submission of Matters to a Vote of Security Holders                21

ITEM  5.  Other Information                                                  21

ITEM  6.  Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                   22

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          MEDICAL DEFENSE HOLDING CO.

                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1996 and December 31, 1995

                                  (Unaudited)
                                   ________


                                          September 30,  December 31,
                 ASSETS                       1996           1995
                                          -------------  ------------
Investments:
Fixed maturity investments, at market
 value (amortized cost of $79,487,933
 and $82,944,882, respectively)            $ 78,427,355  $ 84,258,601
Short-term investments, at cost               7,053,392     7,489,028
                                           ------------  ------------

     Total investments                       85,480,747    91,747,629

Other assets:
  Cash and cash equivalents                   5,206,932     4,952,745
  Accrued investment income                   1,008,237     1,158,529
  Premium receivable                          2,953,276     2,552,893
  Deferred policy acquisition costs             141,044       120,527

  Reinsurance recoverable on loss
     and loss expenses:
   Paid claims                                   69,355             0
   Unpaid claims                              1,947,000     2,383,000

  Property and equipment, net of
   accumulated depreciation of $1,153,476
   and $1,074,167, respectively               1,157,049     1,083,539

  Federal income tax:
   Current                                    1,521,526             0
   Deferred                                   3,695,266     3,512,609

  Other assets                                  478,158       687,739
                                           ------------  ------------

   Total assets                            $103,658,590  $108,199,210
                                           ============  ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                   September 30, 1996 and December 31, 1995

                                  (Unaudited)
                                   _________


             LIABILITIES &                                    September 30,   December 31,
          STOCKHOLDERS' EQUITY                                    1996           1995
                                                              ------------    ------------
Liabilities:
  Claims and policy liabilities:
    Unpaid losses and loss adjustment expenses                 $ 65,309,380   $ 65,660,000
    Unearned premiums                                             8,298,913      8,054,837
                                                               ------------   ------------

    Total claims and policy liabilities                          73,608,293     73,714,837

Other liabilities:
  Retrospective premium due reinsurers                            2,195,496      2,195,496
  Amounts withheld or retained by Company
     for account of others                                          287,966        366,637
  Current income taxes payable                                                     618,474
  Other liabilities                                               2,434,424      1,746,668
                                                               ------------   ------------

    Total liabilities                                            78,526,179     78,642,112
                                                               ------------   ------------

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
     12,000,000 shares authorized; 11,990,189 shares
     issued and outstanding                                      11,990,189     11,990,189
  Class A common stock, $0.50 per share;
     1,000,000 shares authorized; 999,998 shares
     issued and outstanding                                         499,999        499,999
  Class B common stock, $0.50 per share;
     24,000,000 shares authorized; 19,604 shares
     issued and outstanding                                           9,802          9,802
  Unrealized gains (losses) on investments
     (net of recoverable deferred income taxes (provision)
     of $360,076 and $(448,239), respectively                      (698,970)       870,111
  Retained earnings                                              13,331,391     16,186,997
                                                               ------------   ------------

    Total stockholders' equity                                   25,132,411     29,557,098
                                                               ------------   ------------

      Total liabilities, redeemable preferred
        stock, and stockholders' equity                        $103,658,590   $108,199,210
                                                               ============   ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------


                                                Quarter Ended             Nine Months Ended
                                                September 30,               September 30,
                                              1996          1995          1996          1995
                                          ------------  ------------  ------------  ------------
Revenues:
  Premiums earned, net of retrospective
    premium due reinsurers of $-0-,$-0-,
    $-0-, and $-0-, respectively          $ 3,270,672   $ 4,268,883   $ 9,704,034   $11,403,481
  Investment income                         1,366,854     1,480,711     4,223,119     4,320,618
  Net realized investment gains                (3,586)       28,400        68,543        69,911
  Other income                                     96            76           401           371
                                          -----------   -----------   -----------   -----------
      Total revenues                        4,634,036     5,778,070    13,996,097    15,794,381
                                          -----------   -----------   -----------   -----------
Expenses:
  Losses and loss adjustment expenses,
     net of reinsurance recoveries of
     $436,000, $742,000, $436,000 and
     $535,000, respectively                 5,774,132     6,125,629    15,219,500    13,529,955
  Amortization of policy acquisition
     costs                                     65,044        28,393       182,116        28,626
  Other underwriting and insurance
     expenses                                 510,677       480,277     1,633,296     1,820,734
  Investment expenses                          59,105        61,118       197,182       193,222
  Other operating expenses                     37,396        24,465        83,952        33,833
                                          -----------   -----------   -----------   -----------

     Total expenses                         6,446,354     6,719,882    17,316,046    15,606,370
                                          -----------   -----------   -----------   -----------

        Income/(Loss) before provision
             for federal income taxes      (1,812,318)     (941,812)   (3,319,949)      188,011
                                          -----------   -----------   -----------   -----------

Provision for federal income taxes:
   Current                                   (400,000)      (78,000)   (1,090,000)      250,000
   Deferred                                   (75,298)     (212,513)      625,658       (28,403)
                                          -----------   -----------   -----------   -----------

       Total tax provision/(benefit)         (475,298)     (290,513)     (464,342)      221,597
                                          -----------   -----------   -----------   -----------

            Net Income/(Loss)             $(1,337,020)  $  (651,299)  $(2,855,607)  $   (33,586)
                                          ===========   ===========   ===========   ===========

Earnings per common share and common
  equivalent share (Note 9):
Primary-Weighted average shares            24,999,980    24,999,980    24,999,980    24,999,980
                                          ===========   ===========   ===========   ===========

Net income/(loss) per common share        $     (0.05)  $     (0.03)  $     (0.11)  $     (0.03)
                                          ===========   ===========   ===========   ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)

                            -----------------------

                                                   September 30,   September 30,
                                                            1996           1995
                                                   -------------   -------------
Operating activities:
  Net income/(loss)                                $ (2,855,607)   $    (33,586)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Realized investment gains                           (68,543)        (69,911)
    Depreciation and amortization of deferred
     policy acquisition costs                           246,068          93,204
    Provision for deferred income tax                   625,658         (28,403)

  Change in assets and liabilities:
    Accrual and amortization of investment
     income                                             106,283         229,114
    Premiums receivable from  policyholders            (400,384)        840,052
    Deferral of policy acquisition costs               (202,633)       (135,761)
    Reinsurance recoverable on loss & loss
     expenses:
     Paid claims                                        (69,355)      2,224,896
     Unpaid claims                                      436,000         535,000
    Unpaid losses & loss adjustment expenses           (350,620)      1,131,433
    Unearned premiums                                   244,076         388,834
    Amounts withheld or retained by Company
     on account of others                               (78,671)         47,979
    Income tax                                       (2,140,000)        490,000
    Other assets                                        209,581         (51,016)
    Other liabilities                                   687,756        (118,538)
                                                   ------------    ------------
        Net cash provided (used) by operating
         activities                                  (3,610,391)      5,543,297
                                                   ------------    ------------

Investing activities:
  Proceeds from:
  Fixed maturity investments - Sales                  5,572,813       4,927,457
  Fixed maturity investments - Maturities             4,785,684       4,318,806
  Short-term investments                             16,890,844       2,940,000

  Purchase of investments:
    Fixed maturity investments                       (7,026,093)    (12,864,828)
    Short-term investments                          (16,221,208)     (5,292,402)
    Purchases of property and equipment (net)          (137,462)        (32,984)
                                                   ------------    ------------
      Net cash provided/(used) by investing
       activities                                     3,864,578      (6,003,951)
                                                   ------------    ------------
Financing activities:
  Proceeds from sale of stock                                 0         499,996
                                                   ------------    ------------

    Net cash provided by financing activities                 0         499,996
                                                   ------------    ------------

      Net increase/(decrease) in cash and
       cash equivalents                                 254,187          39,342

Cash and cash equivalents, beginning of period        4,952,745       5,625,817
                                                   ------------    ------------
Cash and cash equivalents, end of period           $  5,206,932    $  5,665,159
                                                   ============    ============

Federal income taxes paid (refunded)               $  1,050,000    $   (240,000)
                                                   ============    ============

                 The accompanying notes are an integral part of
                     the accompanying financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                   _________



1.  Organization and Related Matters:
    --------------------------------

    Medical Defense Holding Co. (the "Company") is a Missouri general business corporation formed on November 28, 1994, for the purpose of facilitating the consummation of a series of transactions whereby Medical Defense Associates ("MDA") converted from a mutual assessment insurance organization under Chapter 383 RSMo to a wholly-owned stock insurance company subsidiary of the Company. MDA's conversion was completed on June 26, 1995 in accordance with an agreement and plan of conversion dated November 29, 1994. The agreement and plan of conversion was approved by eligible policyholders at a special meeting on April 3, 1995.

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

2.  Basis of Presentation:
    ---------------------

    All September 30, 1996 and 1995 information contained in the following footnotes is unaudited. It is management's opinion that the financial statements as of September 30, 1996 and 1995 and for the nine months then ended reflect all adjustments which are necessary to present a fair statement of results for the interim periods presented. The financial statements of MDA and its subsidiaries as of September 30, 1995, have been consolidated with the Company in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of the Company, effective on June 26, 1995. All other adjustments made are of a normal recurring nature.

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

                                  (Unaudited)
                                   _________


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

         The accompanying consolidated GAAP financial statements of the Company for the nine months ended September 30, 1996 and the year ended December 31, 1995 have been prepared in accordance with SFAS 115, and the Company has classified all investments in fixed maturities as available for sale. Should the Company experience declines in market value that are other than temporary, the difference between amortized cost and market would be recognized through current earnings.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


4.  Capital Stock:
    -------------

    The Company has issued shares of $1.00 par value redeemable convertible preferred stock to the eligible policyholders of MDA in exchange for their mutual policyholders' rights in MDA. Each share of preferred stock is convertible into two shares of Medical Defense Holding Co. Class B Common Stock, at the holder's option, and may be converted at any time prior to redemption. Each share of preferred stock is redeemable, at the Company's option, after three years from the date of issuance at a price per share of $1.00. The preferred stock does not provide a stated dividend and no dividends may be paid on any Company common stock while there are preferred stock shares outstanding. Subsequent to the conversion of MDA to a stock company, 9,802 shares of preferred stock were converted to 19,604 shares of Class B common stock.

    The Company has issued shares of $0.50 par value Class A common stock in accordance with an agreement and plan of conversion dated November 29, 1994, in exchange for cash.

5.  Investments:
    -----------

    The following information summarizes the difference between amortized cost and market value of fixed maturities investments:

                                                                 Gross         Gross     Estimated
                                                   Amortized   Unrealized   Unrealized     Market
                                                     Cost        Gains        Losses       Value
                                                  -----------  ----------   ----------  -----------
             September 30, 1996
             ------------------
U.S. Treasury debt securities and obligations
  of U.S. Government corporations and
  agencies                                        $41,167,844  $  129,093   $  579,296  $40,717,641
Corporate debt securities                           6,379,000      67,661       81,339    6,365,322
Mortgage-backed securities                         28,813,446     148,917      699,091   28,263,272
Other debt securities                               3,127,643      14,714       61,237    3,081,120
                                                  -----------  ----------   ----------  -----------
                                                  $79,487,933  $  360,385   $1,420,963  $78,427,355
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
                                                  ===========  ==========   ==========  ===========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


5.  Investments, continued:
    -----------

    The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the nine months ended September 30, 1996 and the year ended December 31, 1995, is as follows:

                           September 30,  December 31,
                               1996           1995
                           -------------  ------------

                           $ (1,569,081)  $ 4,309,126
                           =============  ===========

The amortized cost and estimated market value of debt securities by contractual maturity are shown as follows:

                                                          Estimated
                                             Amortized       Market
         September 30, 1996                       Cost        Value
         ------------------                -----------  -----------
Due in one year or less                    $ 8,077,903  $ 7,973,164
Due after one year through five years       45,125,120   44,618,610
Due after five years through ten years      20,602,642   20,239,951
Due after ten years                          5,682,268    5,595,630
                                           -----------  -----------
                                           $79,487,933  $78,427,355
                                           ===========  ===========

For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser.

Accrued investment income at September 30, 1996 and December 31, 1995, is as follows:


                              September 30,  December 31,
                                  1996           1995
                              -------------  ------------

U.S. Treasury securities         $  734,934    $  801,524
Corporate bonds                      94,040       147,178
Mortgage-backed securities          165,251       193,528
Other debt securities                14,012        15,374
Short-term investments                    0           925
                                 ----------    ----------
                                 $1,008,237    $1,158,529
                                 ==========    ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


5.  Investments, continued:
    -----------

        Securities on Deposit With Statutory Authorities:
        ------------------------------------------------

        To comply with the Missouri Department of Insurance, MDA had a U.S. Treasury Note with a par value of $1,400,000 as of September 30, 1996, on deposit with the State of Missouri.

        To comply with a special agreement with the Missouri Department of Insurance related to the conversion of MDA to a Chapter 379 stock insurance company and the release of MDA members from potential future assessment liability, MDA had U.S. Treasury Notes with a total par value of $5,000,000, on deposit with the State of Missouri.

        To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of September 30, 1996 and December 31, 1995, on deposit with the State of Missouri.

        Escrow Funds:
        ------------

        Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. The Company receives all earnings on the escrowed funds. At September 30, 1996 and December 31, 1995, the escrowed funds were invested in a $400,000 par value U.S. Treasury Note maturing October 13, 1996 with a fair value of $400,376 and $408,248, respectively, which is included with investments on the balance sheet.

Net investment income by source was as follows for the nine months ended September 30, 1996 and 1995:


                                September 30,  September 30,
                                    1996           1995
                                -------------  -------------
Investment income:
  Fixed maturity investments       $3,867,877     $3,943,101
  Short-term investments              355,242        377,517
                                   ----------     ----------

     Total investment income        4,223,119      4,320,618

Less investment expenses              197,182        193,222
                                   ----------     ----------

       Net investment income       $4,025,937     $4,127,396
                                   ==========     ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


5.     Investments, continued:
       -----------

       Realized gains on investments reflected in the results of operations for the nine months ended September 30, 1996 and 1995, are as follows:

                                                  September 30,   September 30,
                                                           1996            1995
                                                  -------------   -------------
       Sale of fixed maturity investments:
        Realized gains                                  $74,849         $71,925
        Realized losses                                  (6,306)         (2,014)
                                                        -------         -------

          Net realized gains                            $68,543         $69,911
                                                        =======         =======

6.     Statutory Disclosures:
       ---------------------

       Net income and surplus reported by MDA separately in its reports filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:


                                                  September 30,   September 30,
                                                           1996            1995
                                                  -------------   -------------

       Net income/(loss) for nine months ended
         September 30                               $(2,432,703)    $ (323,327)
                                                    ===========     ===========

       Surplus (including equity in MDS and
         MDIC), September 30                        $21,467,433     $25,448,119
                                                    ===========     ===========


       Net income and surplus reported by MDIC separately in its reports filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:


                                                  September 30,   September 30,
                                                           1996            1995
                                                  -------------   -------------

       Net income for nine months ended
         September 30                                $   19,242      $   23,746
                                                     ==========      ==========

       Surplus, September 30                         $4,424,799      $4,390,603
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

       The following table accounts for the differences between the actual current tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before income taxes:

                                                       September 30, 1996                 September 30, 1995
                                                -----------------------------           ------------------------

                                                      Income        Effective             Income       Effective
                                                       Taxes         Tax Rate              Taxes        Tax Rate
                                                ------------        ---------           --------       ---------
       Pre-tax income calculated at
           statutory tax rates                  $(1,128,783)           (34.00)%         $ 63,924           34.00%
       Nondeductible expenses                         19,319             0.58             96,863           51.52
       Other permanent differences                    (7,608)           (0.23)            17,372            9.24
       Change in valuation allowance                 652,730            19.66             43,438           23.1    0
                                                ------------           ------           --------          ------

       Provision for income taxes               $   (464,342)          (13.99)%         $221,597          117.86%
                                                ============           ======           ========          ======

       The components of the net deferred tax asset at September 30, 1996 and December 31, 1995, are as follows:

                                                      September 30, 1996                   December 31, 1995
                                                 ----------------------------          -------------------------

                                                    Deferred         Deferred           Deferred        Deferred
                                                   Tax Asset    Tax Liability          Tax Asset   Tax Liability
                                                 -----------    -------------        -----------   -------------
       Tax discounting of loss reserves          $ 4,599,995                         $ 4,582,544
       Tax acceleration of unearned premium          564,326                             547,729
       Deferred policy acquisition costs                             $ 47,955                           $ 40,979
       Unrealized gain/loss                          360,076                                             448,239
                                                 -----------         --------        -----------        --------

                                                 $ 5,524,397         $ 47,955        $ 5,130,273        $489,218
                                                 ===========         ========        ===========        ========

       Net deferred federal income tax asset     $ 5,476,442                         $ 4,641,055

       Valuation allowance                        (1,781,176)                         (1,128,446)
                                                 -----------                         -----------

       Net realized deferred tax asset           $ 3,695,266                         $ 3,512,609
                                                 ===========                         ===========

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

       The change in the valuation allowance is as follows:

                     September 30,  December 31,
                              1996          1995
                     -------------  ------------
                         $ 652,730    $ (519,704)
                         =========    ==========

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

       The reserves include estimates of future trends in claim frequency, severity and cash flow, which could vary as the losses are ultimately settled; thus, the ultimate liability may be in excess of, or less than, the amounts provided in the accompanying financial statements.

       As the result of an increase in claims paid for MDA late in the first quarter and during the second quarter of 1996, the Company's management retained its independent actuary to prepare an interim reserve study. Based on that study and an additional study performed by another actuary, the Company determined to strengthen its reserve for losses and loss adjustment expenses by approximately $2.4 million as of June 30, 1996. At September 30, 1996, as in prior years, the Company had its actuary perform an updated reserve study and based on this study the Company recorded an additional approximate $2.2 million increase in reserves for claim losses and claim loss adjustment expenses. This is compared to a similar increase at September 30, 1995, of approximately $2.4 million for these loss and loss adjustment expense reserves. This reserve strengthening relates primarily to total expected ultimate losses for the most recent years from 1993, up to and including the current year. The Company will continue to monitor the level of claim severity, and to seek input from actuaries as appropriate. Company management believes the reserves are reasonably stated to cover the ultimate cost of losses and related loss adjustment expenses which are unpaid at September 30, 1996 and December 31, 1995, respectively. There can be no assurance that the estimates of the actuaries will prove to be accurate, or that the Company's reserve for loss and loss adjustment expense is at the appropriate level. In the event that claim severity increases in the future, current reserve amounts may not prove to be adequate and may be increased, however, if claim severity decreases in the future, current reserve amounts may prove to be adequate or redundant.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________



8.     Unpaid Losses and Loss Adjustment Expenses, continued:
       ------------------------------------------

       Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                        September 30,  December 31,
                                                 1996          1995
                                        -------------  ------------
       Balance at January 1               $65,660,000   $65,803,000
       Less reinsurance recoverables        2,383,000     2,905,000
                                          -----------   -----------

       Net balance at January 1            63,277,000    62,898,000
                                          -----------   -----------

       Incurred related to:
         Current year                      11,625,986    18,115,000
         Prior years                        3,593,514    (1,956,478)
                                          -----------   -----------

              Total incurred               15,219,500    16,158,522
                                          -----------   -----------

       Paid related to:
         Current year                         170,409     1,333,057
         Prior years                       14,963,711    14,446,465
                                          -----------   -----------

              Total paid                   15,134,120    15,779,522
                                          -----------   -----------

       Net balance at end of period        63,362,380    63,277,000
       Plus reinsurance recoverables        1,947,000     2,383,000
                                          -----------   -----------

       Balance at end of period           $65,309,380   $65,660,000
                                          ===========   ===========

9.     Net Income/(Loss) Per Common Share:
       ----------------------------------

       Net income/(loss) per common share is computed using net income/(loss) divided by the weighted average number of common shares and common share equivalents outstanding. All of the Company's outstanding shares of preferred stock are convertible to common stock at a ratio of two shares of common stock for each one share of preferred stock. Since the Company's preferred stock has no stated dividend rate, and thus, no effective yield, these securities are considered common stock equivalents for the purpose of computing net income/(loss) per common share.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   _________



9.  Net Income/(Loss) Per Common Share:
    ----------------------------------

    Other than the preferred stock discussed above, the Company does not have any other potentially dilutive stocks. Therefore, the computations for fully dilutive net income/(loss) per common share are not presented since the results do not differ from primary net income per common share.

    Net income/(loss) per share information is not computed for the periods ending June 30, 1995 and prior, as the conversion of MDA to a stock insurance company and a wholly-owned subsidiary of MDHC was not completed until June 26, 1995, and therefore, virtually all of the earnings for those periods are attributable to the pre-conversion earnings of MDA. Following are the computations for the nine months ended September 30, 1996 and 1995:


                                                                             Nine Months Ended    Nine Months Ended
                                                                            September 30, 1996   September 30, 1995
                                                                            -------------------  -------------------
    Net income/(loss)                                                           $(2,855,607)         $   (33,586)
    Less:  Net income/(loss) of subsidiary through June 30, 1995                          0             (617,713)
                                                                                -----------          -----------

    Adjusted net income/(loss)                                                  $(2,855,607)         $  (651,299)
                                                                                ===========          ===========

    Weighted average common shares outstanding                                    1,019,602              999,998
                                                                                ===========          ===========

    Weighted average common stock options expressed
     as common stock equivalents                                                 23,980,378           23,999,982
                                                                                ===========          ===========

    Weighted average common and equivalent
     shares outstanding                                                          24,999,980           24,999,980
                                                                                ===========          ===========

    Net income/(loss) per common share                                          $     (0.11)         $     (0.03)
                                                                                ===========          ===========

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

The accompanying consolidated financial statements and related discussion include the accounts of MDHC and its wholly-owned insurance subsidiary, MDA, and have been consolidated with MDHC in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of MDHC. MDHC does not have any significant revenue producing operations of its own other than through its ownership of MDA. Cash flow within MDHC consists of investment income and operating expenses. Also included in the accompanying consolidated financial statements are MDA's wholly-owned subsidiaries, Medical Defense Services Corp. ("MDS") and Medical Defense Insurance Company ("MDIC"). MDS is a wholly-owned subsidiary of MDA and provides management services primarily to MDA. MDIC is a wholly-owned subsidiary of MDS and is a stock insurance company organized under Chapter 379 RSMo for the purpose of providing protection against loss from medical professional liability claims. During the past nine months, MDIC has written a small amount of premium, less than $75,000, entirely in the state of Kansas.

On September 12, 1996, MDHC initiated a tender offer for up to 5,000,000 shares of its Preferred Stock, $1.00 par value. The purpose of this offer was to respond to the desires of certain shareholders for a source to liquidate all or a portion of their securities holdings in the Company, as no public market has developed for the Preferred Stock and MDHC does not anticipate that such a market will develop. This tender offer was conducted in a method commonly referred to as a "Dutch auction". Under a Dutch auction method, shareholders tender the shares they wish to sell at a price within a pre-selected range and at the close of the tender offer the company selects the lowest purchase price which will permit it to acquire up to the pre-announced number of shares. After the purchase price has been selected, all tendering shares purchased by the company are purchased at the same price, regardless of the price at which the tendering shareholder tendered the shares. This tender offer by MDHC, which concluded on November 1, 1996, had a pre-selected purchase price range of not less than $.30 or in excess of $.40 per Preferred Share in cash, subject to the terms and conditions of the offer. The tender offer concluded with 2,781,338 shares of Preferred Stock being accepted for purchase at a price of $.40 per share.

Results of Operations

MDHC recorded a 19.8% decrease in total revenues in the third quarter of 1996 and an 11.4% decrease for the nine months ended September 30, 1996, compared with the same periods in the prior year. The decrease in total revenues during the quarter and the nine month period ended September 30, 1996, was primarily due to a decrease in premium revenue. This decrease in premiums earned, which occurred although MDA instituted a 14% overall rate increase effective January 1, 1996, was due to a decline in premiums written during the first nine months of 1996 of approximately $1,800,000 or 15.9% compared to the same time frame in 1995. This decrease in premiums written was the result of an 8.8% decline in total policyholders which was concentrated in the higher premium surgical classifications. Management believes that the decline in policyholders is the result of insureds becoming employees of health care systems that self-insure their professional liability coverage and aggressive pricing used by some competitors. There can be no assurance that this trend will not continue. The remaining decreases were the result of various other changes in the Company's book of business which primarily relate to specialty classifications and discounts which policyholders are eligible to receive.

              ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Results of Operations, continued

Investment income decreased 7.7% for the quarter ended September 30, 1996, and decreased by 2.3% for the nine months ended September 30, 1996, compared to the same periods in 1995. This variation was primarily the result of fluctuations in market interest rates and a decrease in total invested assets during the first nine months of 1996, compared with the same period in 1995. Due to pre-payments on fixed income investments the company had realized investment losses of $3,586 in the quarter and realized investment gains of $68,543 for the nine month period ended September 30, 1996, compared to realized investment gains of $28,400 and $69,911 in the same prior year periods, respectively.

MDHC's total expenses for the quarter and nine month periods ended September 30, 1996, represented approximately 139% and 124% of total revenues, respectively, compared to 116% and 99% during the same periods in 1995. The increase in expenses during the first nine months of 1996, compared to the same period in 1995, is almost entirely the result of increased claim losses and claim loss adjustment expenses. As the result of an increase in claims paid late in the first quarter and during the second quarter of 1996, the Company's management retained its independent actuary to prepare an interim reserve study as of June 30, 1996. Based on that study and an additional study performed by another actuary, the Company determined to strengthen its reserve for losses and loss adjustment expenses by approximately $2.4 million as of June 30, 1996. At September 30, 1996, as in prior years, the Company had its actuary perform an updated reserve study and based on this study the Company recorded an additional approximate $2.2 million increase in reserves for claim losses and claim loss adjustment expenses. This is compared to a similar increase at September 30, 1995, of approximately $2.4 million for these loss and loss adjustment expense reserves. This reserve strengthening relates primarily to total expected ultimate losses for 1993 and through the current period. The Company will continue to monitor the level of claim severity, and to seek input from actuaries as appropriate. There can be no assurance that the estimates of the actuaries will prove to be accurate, or that the Company's reserve for loss and loss adjustment expense is at the appropriate level. In the event that claim severity increases in the future, current reserve amounts may not prove to be adequate and may be increased. However, if claim severity decreases in the future, current reserve amounts may prove to be adequate or redundant.

Other operating expenses for the quarter and nine months ended September 30, 1996, were generally consistent with the prior periods with the exception of deferred acquisition costs which relate entirely to state premium tax that the Company was generally not subject to prior to MDA's demutualization on June 20, 1995. For the nine months ended September 30, 1996, other underwriting and insurance expenses decreased $187,438, or approximately 10%, due to non-recurring expenses incurred in the first quarter of 1995 relating to MDA's conversion and demutualization.

Financial Condition

MDHC's total consolidated assets were $103,658,590 as of September 30, 1996 consisting primarily of cash and investments which comprised approximately 87% of total assets. Approximately 78% of MDHC's total assets consisted of either cash, U.S. Treasury bonds, U.S. government agency bonds, or other investments either collateralized or guaranteed by U.S. government agencies or securities. MDHC's total assets declined $4,540,620 during the nine months ended September 30, 1996, which was due primarily to an increase in the payment of claim losses and loss adjustment expenses of approximately $3.3 million and a decline in premiums written of approximately $1.8 million. MDHC does not hold, either directly or indirectly, any real estate owned for investment purposes or any fixed maturity investments rated below AA by nationally recognized rating agencies. MDHC's total investment composition is not anticipated to change substantially in the near future.

              ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Liquidity and Capital Resources

MDHC's total consolidated liabilities as of September 30, 1996, were $78,526,179, a decline of less than 1% from December 31, 1995. Approximately 83% of MDHC's consolidated total liabilities at September 30, 1996, relate to unpaid loss and loss adjustment expenses which, due to an increase in payments and a corresponding increase in reserves, are virtually unchanged from the prior year end.

Stockholders' equity decreased 15% as of September 30, 1996, compared with the prior year-end due to a decline in the net unrealized losses on investments of $1,569,081 and a net loss for the period of $2,855,607.

MDHC's cash flow is generated from its operations and investment portfolio. Net cash used by operating activities increased $9,153,688 from an increase in cash provided of $5,543,297 at September 30, 1995, to an increase in cash used by operating activities of $3,610,391 at September 30, 1996. This increase in cash used by operating activities was primarily a combination of an increase in claim loss and loss adjustment expense payments of approximately $3.3 million, a decline in premiums written of approximately $1.8 million compared to the same period in 1995, an increase in amounts either paid or due relating to current and deferred federal income taxes of approximately $2 million, an increase in other liabilities of approximately $800,000, and the decrease in net income of $2,822,021 for the nine months ended September 30, 1996, compared to the same period in 1995.

MDHC's investing activities resulted in a net increase in cash provided by investing activities of $3,864,578 at September 30, 1996, compared to a decrease in cash provided by investing activities of $6,003,951 for the same period in 1995. This increase was due to the utilization of proceeds from short-term investments for operating activities and a decline in the purchase of new fixed-maturity investments of approximately $5.8 million as these funds were also utilized in operating activities.

MDHC's cash flow from operations and its investment portfolio are utilized to meet its obligations related to payment of losses and loss adjustment expenses, payment of operating expenses, and other needs as deemed necessary from time to time. MDHC anticipates that its future cash flow will be sufficient to meet the Company's ongoing obligations for the foreseeable future. In addition, on July 1, 1996, MDHC acquired a bank line of credit of $2.5 million from Commerce Bank, N.A., of Springfield, Missouri. This line of credit was acquired for use as additional funds, if needed, for general business purposes including, but not limited to, potential new business development. There are no commitment, service, or administrative fees relating to this line of credit and MDHC has not drawn on the line of credit since its inception on July 1, 1996.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
   None.

ITEM 2.   CHANGES IN SECURITIES.
   None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   None.

ITEM 5.   OTHER INFORMATION.
   None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
   (a)  Exhibits.
         The exhibits to this report are listed in the Exhibit Index on pages E-1 and E-2 of this report, which index is incorporated herein by reference.

   (b)  Reports on Form 8-K.
         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Medical Defense Holding Co.
                                                  (Registrant)


    November 11, 1996                        /s/ Ronald G. Benson
--------------------------              --------------------------------
          Date                                 Ronald G. Benson
                                          President, CEO, and Chairman
                                            of the Board (principal
                                          executive officer); Director



    November 11, 1996                         /s/ Samuel J. Pippin
--------------------------              --------------------------------
          Date                                  Samuel J. Pippin
                                           Director of Accounting and
                                          Finance (principal financial
                                            and accounting officer)