Form 10-K405
period 1996-12-31
MEDICAL DEFENSE HOLDING CO
filed 1997-03-27
CIK 934384

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                              -------------------

                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).
                  For the fiscal year ended December 31, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

                         Commission file number 0-28214
                         ------------------------------

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

     (Registrant's telephone number, including area code): (417) 887-3120
                   ------------------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: None.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   X         Yes                                     No
           -----------------                       -----------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is undeterminable since there is no market at this time for the stock. See Part II Item 5, Market for the Registrant's Common Stock and Related Stockholder Matters.

     As of March 17, 1997 there were 9,202,038 shares outstanding of the Registrant's Convertible Preferred Stock, $1.00 par value. In addition, there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 33,230 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.

     DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------

                          MEDICAL DEFENSE HOLDING CO.

                               Table of Contents


Item                                                                        Page
----                                                                        ----

                                    PART I

Item  1.   Business.....................................................    1

Item  2.   Properties...................................................    8

Item  3.   Legal Proceedings............................................    8

Item  4.   Submission of Matters to a Vote of Security Holders..........    8



                                    PART II

Item  5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................    8

Item  6.   Selected Financial Data......................................    9

Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   10

Item  8.   Financial Statements and Supplementary Data..................   14

Item  9.   Changes in and Disagreements with Accountants on Accounting
            and Disclosures.............................................   36


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant...........   36

Item 11.   Executive Compensation.......................................   38

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management..................................................   39

Item 13.   Certain Relationships and Related Transactions...............   40


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K....................................................   40

Signatures..............................................................   42

                                 PART I

     Item 1.  Business
     -----------------

     BUSINESS OF THE HOLDING COMPANY

     Medical Defense Holding Co. (the "Company") was incorporated in Missouri on November 28, 1994. The Company is the parent holding company of Medical Defense Associates (the "MDA"), a Missouri stock casualty insurance company. MDA owns all of the issued and outstanding stock of Medical Defense Services Corp. ("MDS"), a Missouri corporation. MDS, in turn, owns all of the issued and outstanding stock of Medical Defense Insurance Company ("MDIC"), a Missouri stock casualty insurance company. MDA and MDIC offer medical professional liability insurance for physicians, surgeons, dentists and others engaged in the delivery of health care services. The Company and its subsidiaries comprise an insurance holding company system under Missouri law.

     BUSINESS OF MEDICAL DEFENSE ASSOCIATES

     Background
     ----------

     MDA was formed in 1976 as an entity operating under Chapter 383 R.S.Mo. for the purpose of providing medical malpractice insurance or indemnification upon the assessment plan. On April 3, 1995, the members of MDA voted in favor of the conversion of MDA to a stock insurance company operating under Chapter 379 R.S.Mo. The conversion was completed on June 26, 1995 and MDA became a wholly owned subsidiary of the Company at that time. The Company issued approximately 12,000,000 shares of Preferred Stock to policyholders who were named insureds of MDA under policies in force on April 4, 1994. Officers, directors or members of management of the Company or its subsidiaries also purchased 999,992 shares of Class A Common Stock for approximately $500,000.

     Lines of Insurance
     ------------------

     MDA currently writes medical malpractice insurance as its only line of business. MDA insures physicians and surgeons with the degree of Doctor of Medicine or Doctor of Osteopathy, dentists and oral surgeons and ancillary health professionals. MDA has written only medical malpractice insurance since its inception in 1976. MDA offered only an Occurrence Policy from its inception through March 31, 1986. Excess coverage was offered from 1981 through 1985. Effective April 1, 1986, new policyholders were offered a choice of a Claims Made Policy or an Occurrence Policy. Effective July 1, 1986, MDA offered only Claims Made Policies to new policyholders. Existing occurrence policyholders were converted to Claims Made Policies as they renewed after January 1, 1987. At this time, MDA only offers Claims Made Policies.

     As of December 31, 1996, MDA had 1,459 policyholders including those with corporate coverage. MDA writes limits ranging from $200,000 per occurrence and $600,000 in the aggregate per year to $1,000,000 per occurrence and $3,000,000 in the aggregate per year. The policyholders represent a diverse range of specialties and geographic locations within the State of Missouri.


     General Aspects of MDA's Business
     ---------------------------------

          UNDERWRITING

     MDA exercises strict underwriting which is performed by an Underwriting Committee of five (5) physicians licensed in the State of Missouri. The Underwriting Committee is augmented by an experienced underwriting staff.

          CLAIMS

     MDA's claims philosophy is to defend all non-meritorious claims. In addition, MDA will not settle a claim without the prior consent of the insured. In those claims in which the insured consents to settle and in which liability exists, MDA moves promptly to settle the claim early in order to minimize indemnity and loss adjustment expenses.

          RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     MDA is required to maintain loss reserves for anticipated losses and loss adjustment expenses. The loss reserves represent the estimated probable cost of settling of losses under MDA's policies of insurance. The loss adjustment expense reserves represent the estimated probable cost of investigating all losses and when necessary defending lawsuits in connection therewith. The loss reserves are estimated based upon individual loss data and historical loss data and include amounts determined on the basis of individual and actuarially determined estimates of future losses. Therefore, MDA's ultimate liability could deviate from the amounts currently reflected in the loss reserves.

     MDA's claims department continually monitors and reviews circumstances related to potential or actual claims and the methods utilized for making reserve estimates. The reasonableness of statutory loss reserves under the terms of MDA's policies and agreements, and under the requirements of the insurance laws of the State of Missouri is subject to statement of actuarial opinion requirements by a qualified actuary. The Missouri Department of Insurance (the "Department") reviews the loss reserves of MDA as a part of an insurance company financial examination. The latest examination done by the Department was in 1996. Any adjustments to loss reserves are reflected in operations.

     MDA's loss reserves are estimated by an actuary on the basis of statistical information regarding MDA's historical development pattern, industry averages, and indices. A medical professional liability insurance company must accumulate substantial loss reserves because policies provide for payments of substantial amounts in the future for claims that have occurred in prior contract periods. These loss reserves are established as balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred, including events that have not yet been reported.

     MDA employs an independent actuary to make recommendations in the establishment of its reserves. However, the quantification of reserves is complex and imprecise as a result of the time it takes to settle claims, the complex nature of damage claims and the evolving nature of claims and remedies sought by plaintiffs. In determining reserve levels, actuaries necessarily rely primarily on historical loss experience, adjusted for changing circumstances as deemed appropriate. This reliance is based on the assumption that historical loss experience provides a good indication of future loss experience despite uncertainties in loss cost trends and delays in reporting and settling claims. These uncertainties are increased by changes in normal inflation, changing propensities of individuals to file claims, and new causes of action. Despite these uncertainties in the determination of reserve levels, management believes that the methods used by MDA to establish its reserves are reasonable and appropriate.

     As additional information becomes available and is reviewed, the estimates reflected in earlier reserves may be revised resulting in either increases or decreases to reserves, including reserves for insured events of prior years. Any such increases could have an adverse effect on results for the period in which adjustments are made. The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts.

                        Reconciliation of Loss Reserves
                        -------------------------------

     The following table sets forth an analysis of loss reserve liabilities and loss adjustment expenses for the Company on a consolidated basis and provides a reconciliation of beginning and ending liability balances for the years ended December 31, 1996, 1995, and 1994:

            Reconciliation of Loss Reserves (gross of reinsurance)
                                (in thousands)

                                                                               1996      1995       1994
                                                                             --------  ---------  ---------
     Unpaid losses and loss adjustment expenses,
       beginning of year...........................................          $65,660    $65,803   $70,436
                                                                             -------    -------   -------

     Losses and loss adjustment expenses incurred
       related to:
         Current year..............................................           15,802    18,115     16,628
         Prior years...............................................            4,145    (2,478)    (4,124)
                                                                             -------   -------    -------
         Total incurred............................................           19,947    15,637     12,504
                                                                             -------   -------    -------
     Losses and loss adjustment expenses payments,
       excluding the change in outstanding claim
       drafts, for claims incurred during:
         Current year..............................................              749     1,333        965
         Prior years...............................................           21,653    14,447     16,172
                                                                             -------   -------    -------
         Total paid................................................           22,402    15,780     17,137
                                                                             -------   -------    -------

     Unpaid losses and loss adjustment expenses,
       end of year.................................................          $63,205   $65,660    $65,803
                                                                             =======   =======    =======

                        Loss Reserve Development Table

     The following table sets forth the development of loss and loss adjustment expense reserve liabilities of MDA for each of the years in the ten year period prior to December 31, 1996. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expense recorded at the end of each of the years indicated. These liabilities represent the estimated amount of losses and loss adjustment expense reserves for claims arising in the current year and all prior years that are unpaid as of the end of each year.

     The "Cumulative Paid End of Year" portion of the table presents the cumulative amounts paid with respect to the liability previously recorded as of the end of each succeeding year. The portion of the table which shows the re-estimated amount relating to the previously recorded liability is based upon experience as of the end of each succeeding year. The estimate is either increased or decreased as additional information about the frequency and severity of claims for each individual year becomes available and is reviewed.

     The section of the table entitled "Cumulative Redundancy (Deficiency)" is based upon actual amounts recorded in MDA's financial records and represents the aggregate change in the estimated loss and loss adjustment expenses incurred over all prior years.

     Information presented in the following table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. For example, the amount of the increase related to losses settled or provided for in 1996, but incurred in 1992, will be included in the cumulative increase (decrease) in estimated losses and loss adjustment expenses for all of the intervening years.

     The most recent seven years, 1990 through 1996, are presented on a direct basis consistent with Statement of Financial Accounting Standards #113. All years prior to 1990 are presented on a net of reinsurance basis as it was not practical to generate the table on a direct basis for those years due to differences in financial reporting for periods prior to 1990.


                          Medical Defense Associates
                        Loss Reserve Development Table*
                                (in thousands)

                             Net        Net       Net      Net    Direct   Direct   Direct   Direct   Direct    Direct    Direct
                             1986      1987      1988     1989     1990     1991     1992     1993     1994      1995      1996
                           --------   -------   -------  -------  -------  -------  -------  -------  -------   -------   -------
Reserve for unpaid.......  $ 50,129   $42,312   $49,965  $66,984  $79,456  $76,515  $70,223  $70,326  $65,785   $65,606   $62,970
Cumulative Paid
  End of Year:
1........................     9,818    13,630     6,240   12,607   17,210   19,070   11,682   18,528   14,779    21,967        --
2........................    22,677    19,111    17,291   26,719   32,208   28,142   29,017   31,097   31,823
3........................    34,407    28,899    25,912   37,626   38,022   41,127   39,101   43,342
4........................    42,941    33,769    30,907   40,093   47,882   49,277   46,472
5........................    47,235    37,323    32,380   43,907   52,389   54,653
6........................    49,678    38,456    34,816   47,579   57,189
7........................    50,963    40,484    38,257   51,077
8........................    52,637    43,050    41,415
9........................    55,090    46,160
10.......................    58,178


Re-estimated Liability:
1........................    47,034    52,721    53,801   66,511   72,994   71,098   66,291   68,666   63,695    70,101        --
2........................    58,234    55,650    55,584   61,105   69,179   67,965   64,076   66,191   66,385
3........................    66,134    56,810    51,579   59,313   66,734   66,781   62,601   67,699
4........................    66,831    54,105    49,949   56,606   66,477   66,267   62,990
5........................    64,665    52,481    45,762   56,715   66,428   67,541
6........................    62,674    49,420    46,072   57,276   67,148
7........................    60,225    49,928    46,544   58,003
8........................    60,662    50,179    47,441
9........................    61,055    51,075
10.......................    62,028
Cumulative Redundancy
  (Deficiency)...........   (11,899)   (8,763)    2,524    8,981   12,308    8,974    7,233    2,627     (600)   (4,495)       --

     NOTE: The figures presented on the Loss Reserve Development Table for years 1990 through 1996 are gross of the effects of reinsurance in order to be consistent with figures presented in those years' financial statements. However, the figures for years 1986 through 1989 have not been restated and are net of the effects of reinsurance. Restatement of the 1986 through 1989 amounts is not practical because the information necessary is not contained in MDA's statutory Annual Statement or records.

     * Excludes MDIC, as MDIC's share of loss and loss adjustment expense reserves compared to total reserves is less than one (1) percent.

                         Discounting of Loss Reserves

     For statutory accounting purposes, for accident years prior to 1995, MDA discounted its medical professional liability loss and loss adjustment expense reserves on a non-tabular basis. During 1995, the Missouri Department of Insurance instituted, for all Missouri domiciled property and casualty companies, a policy which does not permit non-tabular discounting of unpaid losses and loss adjustment expenses. In conjunction with this new policy, MDA reached agreement with the Missouri Department of Insurance to eliminate non-tabular reserve discounting in MDA's statutory financial statements over a five-year period. Under this agreement all unpaid losses and loss adjustment expenses related to accident years 1995 and subsequent will be reflected gross of discounting. In addition, the total non-tabular discount of $3,484,000 reflected in MDA's 1994 year-end reserves will be phased-out over five years by a 20% adjustment per year directly to surplus as regards policyholders. The effect of this phase-out adjustment on MDA's statutory balance sheet at year end 1996 was to increase total reserves for loss and loss adjustment expenses by $1,394,000, with a corresponding decrease to surplus as regards policyholders. Discount factors and the discount taken for the five-year period ending December 31, 1995 were as follows:


             Year          Discount Factor         Discount Taken
            ------         ---------------         --------------

             1992             5.0%                     $5,975,000
             1993             3.0%                     $3,660,000
             1994             3.0%                     $3,484,000
             1995   Based on statutory agreement       $2,787,000
                            noted above
             1996   Based on statutory agreement       $2,090,000
                            noted above

     MDIC's loss and loss adjustment expense reserves are not discounted for statutory accounting purposes.

          REINSURANCE

     MDA reinsured all Occurrence Policies issued after October 31, 1980 and all Claims-Made Policies issued before November 1, 1987. The Company ceased reinsuring Claims-Made Policies as of November 1, 1987. All claims related to Occurrence Policies issued after October 31, 1980 and Claims-Made Policies before November 1, 1987 are still reinsured.

     A reserve for estimated retrospective premium due reinsurers has been established for the excess of the anticipated reinsurance premium payable over the amount paid to date for reinsurance treaty years 1980 through 1987. The ultimate reinsurance premium to be paid is based on the ultimate loss developments for claims arising during those treaty years. Changes in the estimated amount due reinsurers are reflected in current operations. The ultimate amount due reinsurers is estimated by MDA's independent actuary.


          INVESTMENT PROGRAM

     The goal of the investment portfolio is to achieve maximum income consistent with capital preservation. MDA employs Scudder Insurance Asset Management ("SIAM") headquartered in Chicago, Illinois, to manage the Company's investment funds. SIAM operates under guidelines which are adopted by the Board of Directors. These guidelines are reviewed periodically to ensure that they are compatible with MDA's philosophy and needs. Current guidelines for SIAM are:

          1) All investments must meet the criteria established for property/casualty insurance companies by (S)379.080 R.S.Mo.;

          2) There shall be no minimum or maximum limit placed on investments directly guaranteed by the full faith and credit of the United States Government, such as U.S. Treasuries and Government National Mortgage Association Bonds;

          3) Investments in agencies of the U.S. Government, which are implicitly guaranteed by the United States Government, such as Federal National Mortgage Association and Federal Home Loan Mortgage Association Bonds, shall be limited to no more than 50% of the total portfolio. There shall be no minimum limitation;

          4) Investments in specific securities, other than U.S. Treasuries, shall be limited to no more than 2% of MDA's total portfolio, without regard to the new investment. In addition, corporate bonds shall be limited to no more than $1,000,000 par in any one position, and a minimum quality rating for corporate bonds shall continue to be AA or better. All corporate bonds cannot exceed 30% of the portfolio;

          5) Investments in federally tax-exempt securities shall be permitted as deemed appropriate from time to time, provided that tax-exempt securities in the aggregate shall not exceed 15% of the total portfolio. The acceptable quality rating for tax-exempt securities shall be AA or better;

          6) All investments must receive the National Association of Insurance Commissioner's highest rating; and

          7) Investments in corporate bonds and federally tax-exempt securities combined may not exceed 30% of the total portfolio.

          BUSINESS STRATEGY

     MDA's primary mission is to provide professional liability insurance to physicians, surgeons, dentists and other licensed health care professionals at competitive prices consistent with sound actuarial principles. MDA's secondary mission is to offer other insurance and financial services and products that support the Company's primary mission.


          MARKET CONDITION AND COMPETITION

     The current status of the professional liability market in Missouri is one of intense competition. The business of medical malpractice is cyclical in nature and is impacted by legislative changes, judicial interpretations, market competition, inflation and other circumstances. There are several major competitors and with the "soft" portion of the insurance cycle in full operation, the market is rife with price cutting and discounting. MDA has not responded in kind but has rather chosen to maintain its actuarially sound pricing policy. Due to changes in the health care industry, the recent trend has been for physicians, surgeons and dentists, who have been the company's primary clients, to become employees of hospitals or other health care networks and cease to obtain their own medical professional liability insurance. Due to this change, the Company's market share has continued to decline during the past two years. However, the Company continues to intensify its services to policyholders in an attempt to maintain or increase market share.

     MDA has no independent agents, and relies on its employees for the sale of medical professional liability insurance.

     Other Aspects of MDA's Business
     -------------------------------

          EMPLOYEES

     MDA has one employee. MDS, a wholly-owned subsidiary of MDA, performs management services for MDA, MDIC, and the Company. See following section on Business of MDS for further discussion of employees. The Company and MDIC at this time have no employees.

          GOVERNMENT REGULATION

     The business and activities of MDA are generally subject to federal and state laws and regulations which affect the conduct of its business. As an insurance company, MDA is subject to regulation and supervision by the Department. The Department has statutory authority and administrative power to regulate such matters as licensing, investments, trade practices, loss reserves and capital maintenance. MDA is required to file financial and other reports with the Department and the National Association of Insurance Commissioners (the "NAIC") on a quarterly and annual basis, and the operations and accounts of MDA are subject to periodic financial and market conduct examination by the Department. The Department conducted a routine periodic financial examination of MDA and its subsidiaries during 1996. The examination covered the two years ended December 31, 1995. The examination commenced on September 9, 1996 and the final report became available to the public on March 21, 1997. The report reflected no change to MDA's statutory surplus for the periods under examination.

     In recent years, the NAIC has promulgated new reporting requirements relating to property and casualty insurance companies regarding risk based capital ("RBC"). Under these new reporting rules, property and casualty insurance companies are categorized according to the extent to which they meet RBC thresholds, with increasing degrees of regulatory scrutiny or intervention appropriate for companies in categories of less RBC compliance. The RBC requirements were adopted in Missouri in 1996 for property and casualty insurers. MDA and MDIC both significantly exceed the RBC thresholds, as promulgated by the NAIC and adopted in Missouri. Management believes that the RBC thresholds will not have any significant regulatory effect on MDA or MDIC.

     BUSINESS OF MEDICAL DEFENSE SERVICES CORP.

     MDS, a wholly-owned subsidiary of MDA, was formed in 1982 as a corporation under the General Business and Corporation Law of Missouri, Chapter 351 R.S.Mo. MDS performs management services for MDA and MDIC under the terms of management contracts. As of December 31, 1996, MDS had 31 employees. The employees of MDS are not represented by any union or collective bargaining organizations and MDS believes its employee relations are good. Under the current management contract, MDS provides services to MDA and MDIC at cost plus 10%. MDA and MDIC each pay their share of those costs, currently at 95% and 5% respectively. All inter-company balances are eliminated in the consolidated financial statements of the Company.


     BUSINESS OF MEDICAL DEFENSE INSURANCE COMPANY

     MDIC, a wholly-owned subsidiary of MDS, was organized in 1982 as a Missouri stock casualty insurance company under Chapter 379 R.S.Mo. MDIC was formed to issue non-assessable medical malpractice insurance policies to persons or entities who could not be insured by MDA under (S)383.010 R.S.Mo. MDIC is licensed to operate in Missouri and in Kansas. From its inception in 1982 until September 1, 1988, MDIC only wrote business in Kansas. In September of 1988, MDIC voluntarily ceased writing business in Kansas. In June of 1994, MDIC again began to write business in Kansas. For the year ended December 31, 1996, MDIC had premiums written of less than $100,000 and fewer than twenty policyholders.

     MDIC does not have any employees, and all persons conducting MDIC's business are employees of MDS. See the paragraph above regarding Business of MDS.

     Item 2.  Properties
     -------------------

     MDS currently owns the executive offices used by the Company, MDA, MDS and MDIC. The executive offices are in Springfield, Missouri, and consist of approximately 16,000 square feet. Management believes such facility is adequate to support its business plans, both now and in the foreseeable future.


     Item 3.  Legal Proceedings
     --------------------------

     While the Company and its subsidiaries are routinely involved in defending claims against its insureds, none of these entities were defendants in material legal or regulatory actions as of December 31, 1996.


     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the year ended December 31, 1996.



                                    PART II


     Item 5.  Market for the Registrant's Common Equity and Related Stockholder
     --------------------------------------------------------------------------
     Matters
     -------


          MARKET

     None of the Preferred Stock, the Class A Common Stock or the Class B Common Stock are listed on any securities exchange or with any automated quotation system, such as NASDAQ. No brokers or dealers serve as market makers for any securities of the Company.

          HOLDERS OF RECORD

     As of March 17, 1997, there were approximately one thousand three hundred ninety (1,390) holders of Preferred Stock, ten (10) holders of Class A Common Stock and two (2) holders of Class B Common Stock.

          DIVIDENDS

     The Company did not pay or declare dividends during 1996. Pursuant to its Articles of Incorporation, the Company is prohibited from paying any dividends on its Class A Common Stock or Class B Common Stock while any Company Preferred Stock is outstanding. The Company Preferred Stock is redeemable, at the Company's option after three years from the date of conversion. Holders of Preferred Stock may convert to Class B Common Stock, at their option, at any time prior to redemption.

     Item 6.  Selected Financial Data
     --------------------------------


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

     The following Selected Consolidated Financial Data is prepared in accordance with generally accepted accounting principles. The Company acquired MDA on June 26, 1995, and the accompanying data which pertains to preacquisition periods have been prepared as if the companies were combined throughout those periods. This data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

                                                        Year Ended December 31,
                                           ------------------------------------------------

                                             1996      1995      1994      1993      1992
                                             ----      ----      ----      ----      ----

                                                 (in thousands, except per share data)

Statement of Operations Data:
 Net premiums written...................   $12,521   $ 13,960  $ 14,257  $ 15,697  $ 14,839
                                           =======   ========  ========  ========  ========
 Net premiums earned....................    13,200     15,183    13,508    15,654    14,663
 Investment income......................     5,584      5,810     5,583     5,850     6,535
 Net realized capital gains and other           95        219       247     2,110     1,407
  income................................   -------   --------  --------  --------  --------
   Total revenues.......................    18,879     21,212    19,338    23,614    22,605
                                           -------   --------  --------  --------  --------
 Losses and loss adjustment expenses....    20,379     16,159    14,727    12,475    12,862
 Other operating expenses...............     3,206      2,989     3,128     2,255     2,078
                                           -------   --------  --------  --------  --------
   Total expenses.......................    23,585     19,148    17,855    14,730    14,940
                                           -------   --------  --------  --------  --------
 Income (Loss) before income taxes......    (4,706)     2,065     1,482     8,884     7,665

Income tax expense......................       795        248       586     2,662     1,863
                                           -------   --------  --------  --------  --------
   Net income (loss)....................   $(5,501)  $  1,816  $    896  $  6,222  $  5,802
                                           =======   ========  ========  ========  ========

Per common share: (1)
 Earnings...............................   $ (0.23)  $   0.05       n/a       n/a       n/a
                                           =======   ========  ========  ========  ========

Balance Sheet Data (at year end):
 Investments............................   $83,299   $ 91,748  $ 78,371  $ 90,673  $ 82,282
 Total Assets...........................    96,778    108,199   102,301   110,008   105,624
 Unpaid losses and loss adjustment
  expenses..............................    63,205     65,660    65,803    70,436    71,213
 Unearned premiums......................     7,572      8,055     9,210     8,457     8,491
 Stockholders' equity...................    21,835     29,557    22,932    27,090    21,466

(1) For 1995 earnings per common share are reflected for earnings subsequent to June 26, 1995, which is the date that Medical Defense Holding Co. completed its acquisition of Medical Defense Associates and its subsidiaries. For years prior to 1995 no earnings per share data is presented since all earnings are related to Medical Defense Associates preacquisition activities and, therefore, are not considered earnings per common share of Medical Defense Holding Co.'s stockholders.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations is intended to provide a review of significant factors affecting the financial condition and results of operations of Medical Defense Holding Co. (the "Company") and its subsidiaries as of December 31, 1996 and 1995 and for each of the three years presented elsewhere herein. These financial statements give retroactive effect to the acquisition of MDA and its subsidiaries by the Company on June 26, 1995. The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto of the Company which appear elsewhere herein.

     General

     The Company is a Missouri general business corporation formed for the purpose of facilitating the conversion of MDA from a mutual association to a stock insurance company. On June 26, 1995, the conversion was completed with the exchange of the policyholders' rights in MDA, the mutual insurance association, for shares of convertible Preferred Stock in the Company, the parent holding company. The Company owns one hundred percent (100%) of the outstanding shares of MDA.

     The accompanying consolidated financial statements and related discussion include the accounts of the Company and its wholly-owned insurance subsidiary, MDA, and have been consolidated with the Company in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned subsidiary of the Company. Cash flow within the Company consists of investment income and operating expenses. The Company does not have any significant revenue producing operations of its own other than through its ownership of MDA. MDA is licensed in Missouri to write medical professional liability insurance and MDA is one of the leading writers of medical professional liability insurance in the state of Missouri. Also included in the accompanying consolidated financial statements are MDA's wholly-owned subsidiaries, Medical Defense Services Corp. ("MDS") and Medical Defense Insurance Company ("MDIC"). MDS is a wholly-owned subsidiary of MDA and provides management services primarily to MDA. MDIC is a wholly-owned subsidiary of MDS and is a stock insurance company organized under Chapter 379 RSMo for the purpose of providing protection against loss from medical professional liability claims. During the past 12 months, MDIC has written a small amount of premium, less than $100,000, entirely in the state of Kansas.

     The professional medical liability market in Missouri continues to be one of intense competition. There are several major competitors and with the "soft" portion of the insurance cycle continuing, the market is abundant with price cutting and discounting. The Company has refused to respond in kind but rather has chosen to maintain its actuarially sound pricing structure.

     Results of Operations

     The Company recorded an 11% or $2,332,960 decrease in total revenues during 1996 as compared to 1995. This decrease was primarily the result of a reduction in premium income of approximately $1,983,000, a decline in investment income of approximately $226,000 and, a decrease in realized investment gains of $123,697. The decline in premium income was primarily the result of an approximate 9% decline in MDA's total policyholders and occurred despite a 14% rate increase which was effective January 1, 1996 on all of MDA's new and renewal business. The decrease in the Company's investment income was primarily the result of a decline in invested assets during 1996 as compared to 1995. This decline in invested assets, which was approximately $8,450,000 at December 31, 1996 compared to the previous year-end, was the result of an increase in claim payments in 1996 compared to 1995. See "Business of Medical Defense Associates - Reserves for Unpaid Losses and Loss Adjustment Expenses." Realized investment gains declined $123,697, when compared to 1995, as fixed-income investment prices were generally higher in 1996 and therefore the opportunity to realize investment gains was not as prevalent as in 1995.

     The Company recorded a 9.7% or $1,874,850 increase in total revenues during 1995 as compared to 1994. This increase was primarily the result of three factors. First, based on revised actuarial estimates, the Company reduced by $800,000 its estimate of the unearned premium reserve for future utilization of the death, disability, and retirement benefit, included as a part of MDA's claims-made policies, which resulted in an increase in premiums earned of $800,000. Secondly, MDA instituted a 14% rate increase effective January 1, 1995 on all of MDA's new and renewal business which, coupled with other routine changes in MDA's book of business, resulted in an increase in premiums earned during 1995 of approximately $875,000 when compared to 1994. Finally, the Company's investment income and net realized investment gains increased in 1995 approximately $200,000 over the previous year. This increase was due to the Company increasing its total invested assets during 1995 as other assets such as premiums receivable and reinsurance receivables were collected and converted to invested assets.

     During 1996, total expenses increased $4,437,310 or 23.2% compared to 1995. This increase was almost entirely the result of an increase in claim losses and claim loss adjustment expenses which increased approximately $4.2 million compared to these same expenses in 1995. Due to an increase in the amount of claim loss and loss adjustment expense payments during 1996, Company management retained its actuary to perform additional actuarial analysis and as a result of actuarial analysis, the Company strengthened its loss and loss adjustment expense reserves for accident years prior to 1996 by approximately $4.6 million. The Company will continue to monitor the level of claim severity, and to seek input from actuaries as appropriate. The balance of the increase in total expenses during 1996 compared to 1995 was primarily the result of an increase in amortization of deferred acquisition costs of approximately $315,000, which is entirely related to Missouri premium taxes. The Company was not subject to Missouri premium taxes prior to the completion of MDA's demutualization on June 26, 1995 and therefore, no deferred acquisition costs were recorded or amortized prior to that date.

     See "Business of Medical Defense Associates - Reserves for Unpaid Losses and Loss Adjustment Expenses."

     During 1995, total expenses for the Company increased $1,292,514 or 7.2% compared to 1994. This increase was primarily the net result of an approximate $1.4 million increase in loss and loss adjustment expenses and a decrease in other expenses of about $140,000. The reserves for loss and loss adjustment expenses are based on actuarially determined estimates and any change to the estimated total reserve is reflected in current earnings. For 1995 total incurred direct loss and loss adjustment expenses are estimated at $18,115,000. This is an increase of $1,487,000 from the initial estimated incurred direct loss and loss adjustment expenses of $16,628,000 for 1994. The decrease in other expenses was the net result of small increases in deferred acquisition costs and miscellaneous holding company expenses which totaled approximately $110,000 and a decrease in other expenses of approximately $250,000 which was the result of various MDA demutualization and conversion expenses incurred in 1994 in excess of related amounts incurred in 1995.

     As a result of the items discussed above, the Company experienced a loss (before provision for income taxes) of $4,705,629, compared to income (before provision for income taxes) of $2,064,641 in 1995. The Company's total tax provision increased $547,150 to $795,413 which was primarily the result of an increase in the deferred tax provision of approximately $3.7 million. This increase in the deferred tax provision was due to an increase in the deferred tax asset valuation allowance of approximately $2.4 million, which relates entirely to loss reserve discounting and represents the difference between the total deferred tax asset related to loss reserve discounting required by the Internal Revenue Service and the amount that is more likely than not to be realized. As a result, the Company's net loss for 1996 was $5,501,042 compared to net income of $1,816,378 for 1995.

     For the year ended December 31, 1995, the Company's income before provision for income taxes increased $582,336 compared to the year ended December 31, 1994. The Company's total tax provision for 1995 was $248,263 which was a decrease of $337,651 compared to 1994. The decrease in the Company's tax provision for 1995, when compared to 1994, was primarily the result of differences in loss and loss adjustment expense reserve discounting for tax purposes. As a result, the Company's net income for 1995 was $1,816,378 compared to $896,391 for 1994.

     Financial Condition

     Total consolidated assets of the Company at December 31, 1996 were $96,778,494 which was a decrease of approximately $11.4 million or 10.6% as compared to December 31, 1995. This decrease was primarily due to an increase of approximately $6.6 million in the payment of claim loss and loss adjustment expenses when compared to amounts paid in 1995, a $2.0 million decline in premiums from policyholders due to the decline in total policyholders, the purchase of approximately 2.8 million shares of the Company's outstanding preferred stock for approximately $1.1 million, a decline in the net after-tax market value of the Company's fixed-income investment portfolio of approximately $1.1 million due to generally higher interest rate yields at the end of 1996 compared to the end of 1995 which has an inverse effect on the market value of bonds held in the Company's investment portfolio, and an approximate $0.6 million in paid federal income taxes relating to 1995. Over 89% of the Company's total assets at December 31, 1996 are comprised of cash, cash equivalents, or investments and, in addition, the Company's investment portfolio is conservatively invested in high-quality investments as approximately 80% of total assets at December 31, 1996 consisted of either cash or cash equivalents, U.S. Treasury bonds or notes, or U.S. government agency bonds. In addition, the Company does not hold, either directly or indirectly, any real estate owned for investment purposes, any fixed maturity investments rated below AA by nationally recognized rating agencies, or any equities other than stock in affiliates. The composition of the Company's total investments is not anticipated to change substantially in the near future.

     Total consolidated liabilities of the Company at December 31, 1996 were $74,943,004 decreased $3,699,108 from the previous year end. This decrease was the result of the increase in claim payments resulting in an approximate $2.5 million decline in unpaid losses and loss adjustment expenses, the decrease in income taxes payable of approximately $0.6 million, and a decline of approximately $0.5 million in the unearned premium reserve which was primarily due to the decrease in policyholders. Over 84% of the Company's total liabilities at December 31, 1996 relate to reserves for unpaid losses and loss adjustment expenses, which declined approximately $2.5 million from the prior year end. These unpaid loss and loss adjustment expense reserves are established based on actuarially determined estimates and are reviewed regularly by management and the Company's independent actuary.

     Stockholders' equity decreased $7,721,608 as of December 31, 1996, which was a decline of 26.1% from December 31, 1995. This decrease was due to the net loss in 1996 of $5,501,042, the purchase of the Company's preferred stock for $1,112,535, and the net decline in the unrealized gains and losses on fixed maturity investments of $1,108,031, all discussed earlier.

     Liquidity and Capital Resources

     Future cash flow for the Company will be primarily dependent on the ability of its subsidiary, MDA, to pay cash dividends. MDA's cash flow is generated from its insurance operations and investment portfolio. MDA is subject to annual statutory dividend limitations as to the amount of any dividend which may be paid without prior approval of the Director of the Missouri Department of Insurance. For 1997 the maximum dividend payable to the Company from MDA, without prior approval of the Missouri Department of Insurance, is $2,106,023.

     The Company's consolidated net cash flow provided by operating activities decreased by $12,750,632 for the year ended December 31, 1996 compared to the previous year. This decrease was primarily the result of several factors including a decrease in net income for 1996 compared to 1995 of approximately $7.3 million, a decrease in unpaid loss and loss adjustment expenses during 1996 compared to 1995 of approximately $2.5 million, and the collection in 1995 of amounts recorded as receivable from reinsurers which accounted for approximately $2.2 million of the variation from 1995. For the year ended December 31, 1995 net cash flow provided by operating activities increased by $8,623,699 compared to the change in the previous year. This increase was due to the increase in net income for 1995 compared to 1994 of approximately $920,000, the collection in 1995 of amounts recorded as receivable from reinsurers during 1994 accounting for approximately $4.6 million of the variation, a decline in premiums receivable from insureds of about $1.9 million which was primarily the result of changes in payment options available to policyholders and other routine changes in MDA's book of business, and a decrease in paid loss and loss adjustment expenses during 1995 compared to 1994 of approximately $1.4 million.

     During 1996, due to cash flow used by operating activities, the Company's net cash flow provided from investing activities was $6,785,490, as fewer fixed maturity investments were purchased to replace those investments sold or matured. Due to the positive cash flow provided by operations during 1995, the Company was able to increase net cash flow in investing activities for the year ended December 31, 1995 by $6,812,854.

     On November 15, 1996 the Company completed the acquisition of 2,781,338 shares of its preferred stock at $0.40 per share in a tender offer dated September 12, 1996. On June 26, 1995 the Company received $499,996 in cash for the sale of shares of Class A Common Stock to Company principals in conjunction with the consummation of the conversion of MDA to a wholly-owned stock subsidiary of the Company.

     The Company's cash flow from operations and its investment portfolio are utilized to meet its obligations related to payment of losses and loss adjustment expenses, payment of operating expenses, and other needs as deemed necessary from time to time. The Company does not anticipate in the immediate future any major capital expenditures outside the normal course of operations.

     The Company anticipates that its future cash flow will be sufficient to meet its ongoing obligations for the foreseeable future.

     Item 8.  Financial Statements and Supplementary Data
     ----------------------------------------------------

                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----

Report of Independent Accountants..........................................   15

Consolidated Balance Sheets as of December 31, 1996 and 1995...............   16

Consolidated Statements of Operations for the years ended December 31,
   1996, 1995 and 1994.....................................................   18

Consolidated Statements of Changes in Stockholders' Equity for the years
   ended December 31, 1996, 1995 and 1994..................................   19

Consolidated Statements of Cash Flow for the years ended December 31,
   1996, 1995 and 1994.....................................................   20

Notes to Consolidated Financial Statements.................................   21

Schedules:

     Report of Independent Accountants on Supplemental Schedules...........  S-1

I  - Summary of Investments as of December 31, 1996, 1995 and 1994.........  S-2

II - Condensed Financial Information of Registrant (Parent Company Only)
        for the year ended December 31, 1996 and 1995......................  S-3

IV - Reinsurance Schedule for the years ended December 31, 1996, 1995 and 1994...........................................................  S-6

V  - Valuation and Qualifying Accounts Gross of Reinsurance for the
        years ended December 31, 1996, 1995 and 1994.......................  S-7

VI - Supplemental Information Concerning Property/Casualty Insurance
        Operations as of December 31, 1996, 1995 and 1994 and for the
        years then ended...................................................  S-8

Report of Independent Accountants


To the Board of Directors
Medical Defense Holding Co.:


We have audited the accompanying consolidated balance sheets of Medical Defense Holding Co. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Medical Defense Holding Co. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                  COOPERS & LYBRAND L.L.P.


St. Louis, Missouri
February 21, 1997

Medical Defense Holding Co.

Consolidated Balance Sheets
December 31, 1996 and 1995


                     ASSETS                            1996             1995
Investments:
  Fixed maturity investments, at market
   value (amortized cost of $79,151,698
   and $82,944,882, respectively)                $  78,789,906    $   84,258,601

  Short-term investments, at market                  4,508,740         7,489,028
                                                 -------------    --------------
       Total investments                            83,298,646        91,747,629


Other assets:
  Cash and cash equivalents                          3,514,854         4,952,745

  Accrued investment income                          1,054,327         1,158,529

  Premium receivable                                 1,895,965         2,552,893

  Reinsurance recoverable on loss and
   loss expenses:
    Paid claims                                          2,798

    Unpaid claims                                    1,951,000         2,383,000

  Deferred policy acquisition costs                                      120,527

  Property and equipment, net of accumulated
   depreciation of $1,163,536 and
   $1,074,167, respectively                          1,117,542         1,083,539


  Federal income tax:
    Current - refundable                             2,401,224

    Deferred                                         1,204,000         3,512,609


  Other assets                                         338,138           687,739
                                                 -------------    --------------


       Total assets                              $  96,778,494    $  108,199,210
                                                 =============    ==============

  The accompanying notes are an integral part of the consolidated financial statements.



     LIABILITIES AND STOCKHOLDERS' EQUITY                  1996             1995

Liabilities:
  Claims and policy liabilities:
  Unpaid losses and loss adjustment expenses            $63,205,000     $ 65,660,000
  Unearned premiums                                       7,571,534        8,054,837
                                                        -----------     ------------
    Total claims and policy liabilities                  70,776,534       73,714,837

Other liabilities:
  Retrospective premium due reinsurers                    1,970,047        2,195,496
  Amounts withheld or retained by Company
     for account of others                                  273,679          366,637

  Income taxes payable                                                       618,474
  Other liabilities                                       1,922,744        1,746,668
                                                        -----------     ------------
          Total liabilities                              74,943,004       78,642,112
                                                        -----------     ------------
Stockholders' equity:
  Preferred stock, par value $1.00 per share;
      12,000,000 shares authorized:
      9,208,851 and 11,990,189 shares issued and
      outstanding, respectively (Note 3)                  9,208,851       11,990,189
  Class A common stock, $0.50 per share;
      2,000,000 shares authorized:
      999,998 issued and outstanding                        499,999          499,999

  Class B common stock, $0.50 per share;
      48,000,000 shares authorized:
      19,604 shares issued and outstanding                    9,802            9,802
  Additional Paid in Capital (Note 3)                     1,668,803
  Unrealized gains (losses) on investments
      (net of deferred income taxes benefit
      (provision) of $122,565 and $(448,239),
      respectively)                                        (237,920)         870,111
  Retained earnings                                      10,685,955       16,186,997
                                                        -----------     ------------

         Total stockholders' equity/surplus as
             regards policyholders                       21,835,490       29,557,098
                                                        -----------     ------------

      Total liabilities and stockholders' equity        $96,778,494     $108,199,210
                                                        ===========     ============



   The accompanying notes are an integral part of the consolidated financial statements.

Medical Defense Holding Co.

Consolidated Statements of Operations
for the years ended December 31, 1996, 1995 and 1994

                                                                          1996            1995            1994
Revenues:
  Premiums earned, including retrospective premium
      adjustments of $196,034, $70,000, and $45,330,
      respectively                                                   $  13,200,021   $  15,183,259   $  13,507,848
  Investment income                                                      5,583,656       5,810,039       5,582,945
  Net realized investment gains                                             94,918         218,615         246,272
  Other income                                                                 825             467             465
                                                                     -------------   -------------   -------------
      Total revenues                                                    18,879,420      21,212,380      19,337,530
                                                                     -------------   -------------   -------------
Expenses:
  Losses and loss adjustment espenses, net of
      reinsurance recoveries of ($432,000), ($522,000),
      and ($2,223,000), respectively                                    20,379,346      16,158,522      14,727,455
  Amortization of policy acquisition cost                                  374,546          59,921
  Other underwriting and insurance expenses                              2,396,302       2,585,322       2,834,996
  Investment expenses                                                      286,894         286,762         272,172
  Other operating expenses                                                 147,961          57,212          20,602
                                                                     -------------   -------------   -------------
      Total expenses                                                    23,585,049      19,147,739      17,855,225
                                                                     -------------   -------------   -------------
          Income (loss) before provision for
              federal income taxes                                      (4,705,629)      2,064,641       1,482,305
                                                                     -------------   -------------   -------------
Provision for federal income taxes:
   Current                                                              (2,084,000)      1,088,686          41,000
   Deferred                                                              2,879,413        (840,423)        544,914
                                                                     -------------   -------------   -------------
          Total tax provision                                              795,413         248,263         585,914
                                                                     -------------   -------------   -------------
              Net income (loss)                                      $  (5,501,042)  $   1,816,378   $     896,391
                                                                     =============   =============   =============
Earnings per common share and common
    equivalent share (Note 12):
  Primary - Weighted average shares                                     24,300,846      24,999,980               -
                                                                     =============   =============   =============
  Net income (loss) per common share                                 $       (0.23)  $        0.05   $           -
                                                                     =============   =============   =============

       The accompanying notes are an integral part of the consolidated financial statements.

Medical Defense Holding Co.

Consolidated Statements of Changes in
Stockholders' Equity
for the years ended December 31, 1996, 1995 and 1994


                                                         1996            1995            1994
Stockholders' equity, January 1                      $  29,557,098

Surplus as regards policyholders, January 1                          $  22,931,598    $27,089,837

Changes in surplus/stockholders' equity:
 Net (loss) income                                      (5,501,042)      1,816,378        896,391

 Issuance of 999,998 shares common stock Class A                           499,996              3

 Purchase of 2,781,338 shares of preferred stock        (1,112,535)

 Change in unrealized gains and losses on fixed
     maturity investments (net of related deferred
     tax credits (provision) of $570,804,
     $(2,219,853) and $2,603,902, respectively)         (1,108,031)      4,309,126     (5,054,633)
                                                                                      -----------

Surplus as regards policyholders, December 31                                         $22,931,598
                                                     -------------   -------------    ===========

Stockholders' equity, December 31                    $  21,835,490   $  29,557,098
                                                     =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

Medical Defense Holding Co.


Consolidated Statements of Cash Flow
for the years ended December 31, 1996, 1995 and 1994
                                                                                      1996                1995             1994

Operating activities:
  Net income                                                                    $   (5,501,042)    $    1,816,378    $     896,391

  Adjustments to reconcile net income to net cash (used)
       provided by operating activities:
     Realized investment gains                                                         (94,918)          (218,615)        (246,272)
     Depreciation and amortization of deferred policy acquisition costs                480,341            150,739          102,487
     Provision (benefit) for deferred income tax                                     2,879,413           (840,423)         544,914

  Change in assets and liabilities:
     Accrual and amortization of investment income                                      43,980            197,536          109,091
     Premiums receivable from policyholders                                            656,928          2,110,509          240,989
     Policy acquisition costs deferred                                                (254,019)          (180,448)
     Reinsurance recoverable on loss and loss expenses:
       Paid claims                                                                      (2,798)         2,304,696       (2,304,696)
       Unpaid claims                                                                   432,000            522,000        2,223,000
     Unpaid losses and loss adjustment expenses                                     (2,455,000)          (143,000)      (4,633,000)
     Unearned premiums                                                                (483,303)        (1,154,845)         753,127
     Retrospective premium due reinsurers                                             (225,449)          (390,956)        (414,154)
     Amounts withheld or retained by Company on account of others                      (92,958)            78,321           24,978
     Income tax                                                                     (3,019,698)         1,328,686         (639,998)
     Other assets                                                                      349,601           (205,653)        (361,615)
     Other liabilities                                                                 176,076            264,861          720,845
                                                                                --------------     --------------    -------------


       Net cash (used) provided by operating activities                             (7,110,846)         5,639,786       (2,983,913)
                                                                                 -------------     --------------    -------------


Investing activities:
  Proceeds from:
     Fixed maturity investments:
       Sales                                                                         5,599,375         10,006,129       11,215,139
       Maturities                                                                    7,466,549          5,551,096        6,196,139

     Short-term investments - Maturities                                            26,519,421          4,340,000        8,005,000

  Purchase of investments:
     Fixed maturity investments                                                     (9,428,393)       (17,869,313)     (17,787,670)
     Short-term investments                                                        (23,231,664)        (8,795,496)      (2,940,000)
  Purchases of property and equipment                                                 (139,798)           (45,270)          (6,443)
                                                                                --------------     --------------    -------------
       Net cash provided (used) by investing activities                              6,785,490         (6,812,854)       4,682,165
                                                                                --------------     --------------    -------------
Financing activities:
  Proceeds from sale of common stock                                                                      499,996                3
  Purchase of preferred stock (Note 3)                                              (1,112,535)

       Net cash (used) provided by financing activities                             (1,112,535)           499,996                3
                                                                                --------------     --------------    -------------

           Net (decrease) increase in cash and cash equivalents                     (1,437,891)          (673,072)       1,698,255
Cash and cash equivalents, beginning of period                                       4,952,745          5,625,817        3,927,562
                                                                                --------------     --------------    -------------

Cash and cash equivalents, end of period                                        $    3,514,854     $    4,952,745    $   5,625,817
                                                                                ==============     ==============    =============

Federal income taxes paid (recovered)                                           $      935,698     $     (231,000)   $     831,500
                                                                                ==============     ==============    =============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

Medical Defense Holding Co.

Notes to Consolidated Financial Statements


1.   Organization and Related Matters:

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

     MDA was organized in 1976 as a mutual assessment insurance organization for the purpose of providing protection against loss from medical professional liability claims for Missouri health care professionals. MDA's wholly-owned subsidiary, Medical Defense Services Corp.("MDS") provides management services primarily to MDA. MDS's wholly-owned subsidiary, Medical Defense Insurance Company ("MDIC"), is a stock insurance company organized under Chapter 379 RSMo for the purpose of providing protection against loss from medical professional liability claims. MDIC is licensed to operate in Missouri and Kansas but only wrote business in Kansas from its inception in 1982 until September 1, 1988 when it ceased writing business. In 1994, MDIC again began writing policies in Kansas.


2.   Summary of Significant Accounting Policies:

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

     B. Principles of Consolidation: The consolidated financial statements of the Company include Medical Defense Holding Co. and its wholly-owned subsidiaries, MDA, MDS and MDIC. As described in Note 1, the Company acquired MDA on June 26, 1995. The accompanying statements which pertain to preacquisition periods have been prepared as if the companies were combined throughout those periods. All significant intercompany transactions have been eliminated.

     C. MDA Statutory Net Income and Surplus: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which vary in certain respects from accounting practices prescribed or permitted by the Missouri Department of Insurance statutory accounting practices.

Medical Defense Holding Co.

2.   Summary of Significant Accounting Policies, continued:

     C. MDA Statutory Net Income and Surplus, continued: A reconciliation of net income for the years 1996, 1995 and 1994 and surplus as regards policyholders at December 31, 1996, 1995 and 1994 reported by MDA on a generally accepted accounting principles (GAAP) basis which includes its wholly-owned subsidiaries MDS and MDIC, to the amounts reported by MDA on a statutory basis which includes equity in MDS and MDIC is as follows:


                    Net (Loss) Income

           Year ended December 31                            1996           1995           1994
           GAAP net (loss) income                       $(5,649,894)   $ 1,570,789   $   947,680
           Change in deferred acquisition costs             120,528       (120,528)
           Discount of reserves                                                         (176,000)
           Deferred income taxes                          2,879,413       (840,423)      244,042
                                                        ------------   ------------  -----------

           Statutory net (loss) income                  $(2,649,953)   $   609,838   $ 1,015,722
                                                        ===========    ===========   ===========

               Surplus as Regards Policyholders

           Year ended December 31

           GAAP basis                                   $19,829,961    $26,427,657   $22,931,595
           Nonadmitted assets for statutory reporting       (25,886)       (23,422)     (359,121)
           Unrealized losses (gains)                        370,151     (1,304,624)    3,439,015
           Deferred acquisition costs                                     (120,528)
           Discount of reserves                           2,090,000      2,787,000     3,484,000
           Deferred income taxes                         (1,204,000)    (3,512,609)   (3,142,573)
                                                        ------------   -----------   -----------

           Statutory surplus as regards policyholders   $21,060,226    $24,253,474   $26,352,916
                                                        ===========    ===========   ===========

          The maximum amount of dividends which can be paid by Missouri insurance companies without prior approval of the Insurance Commissioner is subject to statutory provisions. Dividends paid by MDA to the Company during 1996 and 1995 were $0 and $2,600,000, respectively. The maximum dividend payout which may be made in 1997 is $2,106,000.

Medical Defense Holding Co.

2.   Summary of Significant Accounting Policies, continued:

     D. Premium Revenues and Related Expenses: Premiums are recognized as income over the terms of the related insurance policies. The unearned premium reserve represents the portion of the premiums written that relate to the unexpired terms of policies in force. Such reserves are computed on a pro rata method.

          The Company operates as a direct writer of professional liability insurance and thus does not incur sales commissions or other variable sales costs directly related to premium production which are normally associated with deferred acquisition costs. Subsequent to completion of MDA's conversion to a stock insurance company, as discussed in Note 1, all MDA premiums written are subject to Missouri premium taxes. Deferred acquisition costs recorded during 1996 and 1995 relate entirely to Missouri premium taxes. Such deferred costs are amortized over the terms of the underlying policies, written off when policies are canceled and tested for recoverability out of the unearned premium reserve annually.

     E.   Unpaid Losses and Loss Adjustment Expenses: As more fully described in
          Note 10, the reserves for losses and loss adjustment expenses include amounts determined on the basis of individual claims and actuarially determined estimates of future losses. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based upon current circumstances and any adjustments resulting therefrom are reflected in current operations.

          Losses and loss adjustment expenses incurred, and the liabilities for unpaid losses and loss adjustment expenses are shown gross of any reinsurance recoveries from other companies. In the event that any reinsuring company was unable or unwilling to meet its obligations under existing agreements, MDA would become liable.

     F. Investments: In May 1993, the Financial Accounting Standards Board published SFAS 115 which requires certain changes in the accounting and reporting on certain investments in debt and equity securities. Among other things, SFAS 115 requires companies to classify securities into three categories. Held-to-maturity debt securities that the Company has the positive intent and ability to hold to maturity, are to be reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are to be reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified in the other two categories are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of surplus as regards policyholders.

Medical Defense Holding Co.

2.   Summary of Significant Accounting Policies, continued:

     F. Investments, continued: The Company has classified all investments in fixed maturities as available for sale and carries such investments at market value as a result of the Company's willingness to sell investments based on market conditions and interest rate changes. The adoption of SFAS 115 in 1994 had no financial statement impact as the Company previously carried such investments at market under SFAS 60. Should the Company experience declines in market value that are other than temporary, the difference between amortized cost and market would be recognized through current earnings.

          Fair value is defined as market value based on third-party quoted market prices or when unavailable, on similar investments.

          Investment income includes amortization of premium and accretion of discount relating to fixed maturities acquired at other than par value.

          At December 31, 1996 and 1995, short-term investments consist of certificates of deposit which mature between three months and one year, a repurchase agreement investing exclusively in securities issued and guaranteed by the U.S. Treasury, and U.S. Treasury Bills with original maturities between three months and one year. The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

          Gains or losses on sales of investments are determined on a specific cost identification basis.

     G. Property and Equipment: Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Maintenance, repairs and minor renewals are charged to expense as incurred while renewals and betterments are capitalized.

          The cost and related allowance for depreciation of assets sold or retired are removed from the related accounts and the resulting gains or losses are reflected in operations.

     H. Federal Income Taxes: The Company employs the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     I. Cash Equivalents: Cash equivalents represent certificates of deposit with original maturity dates within 90 days.

Medical Defense Holding Co.

3.   Capital Stock:

     During 1995 the Company issued 11,999,991 shares of $1.00 par value redeemable convertible preferred stock to the eligible policyholders of MDA in exchange for their mutual policyholders' rights in MDA. Each share of preferred stock is convertible into two shares of Medical Defense Holding Co. Class B Common Stock, at the holder's option, and may be converted at any time prior to redemption. Each share of preferred stock is redeemable, at the Company's option, after three years from the date of issuance, at a price per share of $1.00. The preferred stock does not provide a stated dividend; however, no dividends may be paid on any Company common stock while there are preferred stock shares outstanding. In 1995, 9,802 shares of preferred stock were converted to 19,604 shares of Class B common stock.

     On September 12, 1996, MDHC initiated a tender offer for up to 5,000,000 shares of the Company's $1.00 par value redeemable preferred stock at a price ranging from $0.30 to $0.40 per share, utilizing a method commonly referred to as a Dutch auction. This offer closed on November 1, 1996, with the Company accepting 2,781,338 tendered shares at a price of $0.40 per share. The tender offer was completed on November 15, 1996, with the Company's payment of $1,112,535 for all preferred shares accepted for purchase. The difference between the payment and the par value of the stock has been credited to additional paid-in capital.

     The Company has issued shares of $0.50 par value Class A common stock, in accordance with an agreement and plan of conversion dated November 29, 1994, in exchange for cash.


4.   Investments:

     The following information summarizes the difference between amortized cost and market value of fixed maturities investments:


                                                             Gross       Gross        Estimated
                                               Amortized   Unrealized  Unrealized       Market
         December 31, 1996                       Cost        Gains       Losses         Value
U.S. Treasury debt securities and
     obligations of U.S.
     Government corporations and
     agencies                                 $40,130,465    $207,149    $336,604    $40,001,010
Corporate debt securities                       6,371,525      78,063      37,161      6,412,427
Mortgage-backed securities                     29,829,606     188,864     434,881     29,583,589
Other debt securities                           2,820,102      13,306      40,528      2,792,880
                                              -----------    --------    --------    -----------

                                              $79,151,698    $487,382    $849,174    $78,789,906
                                              ===========    ========    ========    ===========

Medical Defense Holding Co.

4.   Investments, continued:

                                                                                Gross          Gross        Estimated
                                                               Amortized     Unrealized     Unrealized       Market
                December 31, 1995                                 Cost          Gains          Losses         Value
     U.S. Treasury debt securities and
          obligations of U.S.
          Government corporations and
          agencies                                          $  40,744,234  $     927,384  $      77,008  $  41,594,610
     Corporate debt securities                                  6,582,096        218,052          7,370      6,792,778
     Mortgage-backed securities                                32,741,359        418,313        148,756     33,010,916
     Other debt securities                                      2,877,193         16,484         33,380      2,860,297
                                                            -------------  -------------  -------------  -------------

                                                            $  82,944,882  $   1,580,233  $     266,514  $  84,258,601
                                                            =============  =============  =============  =============

     The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                    1996           1995           1994

                             $    (1,108,031)  $  4,309,126  $  (5,054,633)
                             ===============   ============  =============

     The amortized cost and estimated market value of debt securities by estimated and contractual maturity are shown as follows:

                                                                      Estimated
                                                       Amortized        Market
                 December 31, 1996                        Cost          Value
     Due in one year or less                        $   7,522,826  $   7,478,960
     Due after one year through five years             45,582,427     45,387,871
     Due after five years through ten years            20,362,226     20,282,559
     Due after ten years                                5,684,219      5,640,516
                                                    -------------  -------------

                                                    $  79,151,698  $  78,789,906
                                                    =============  =============

     For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser.

Medical Defense Holding Co.

4.   Investments, continued:

     Accrued investment income at December 31, is as follows:

                                                           1996          1995
     U.S. Treasury securities                        $    726,630  $    801,524
     Corporate bonds                                      140,595       147,178
     Mortgage-backed securities                           174,860       193,528
     Other debt securities                                 12,242        15,374
     Short-term investments                                     -           925

                                                      ------------  ------------

                                                      $  1,054,327  $  1,158,529
                                                      ============  ============

     Securities on Deposit With Statutory Authorities: MDA had a U.S. Treasury Note with a par value of $1,400,000 at December 31, 1996, on deposit with the state of Missouri. In addition, MDA had on deposit U.S. Treasury Notes with a par value totaling $5,000,000 at December 31, 1996, on deposit with the state of Missouri in compliance with a joint custody agreement with the Missouri Department of Insurance. This joint custody agreement relates to the release of MDA's former members' assessment liabilities relative to assessable insurance policies issued by MDA prior to the conversion date (Note 1).


     To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of December 31, 1996 and 1995, on deposit with the state of Missouri.

     Escrow Funds: Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. MDA receives all earnings on the escrowed funds. At December 31, 1996 and 1995, the escrowed funds were invested in a $400,000 par value U.S. Treasury Note with a fair value of $400,876 and $408,248, respectively, which is included with investments on the balance sheet. This U.S. Treasury note matures April 30, 2001.

Medical Defense Holding Co.

4.   Investments, continued:

     Net investment income by source for each of the three years ended December 31, was as follows:

                                              1996         1995           1994
     Investment income:
       Fixed maturity investments       $  5,111,510  $  5,285,665  $  5,215,182
       Short-term investments                472,146       524,374       367,763
                                        ------------  ------------  ------------
        Total investment income            5,583,656     5,810,039     5,582,945

     Less investment expenses                286,894       286,762       272,172
                                        ------------  ------------  ------------
        Net investment income           $  5,296,762  $  5,523,277  $  5,310,773
                                        ============  ============  ============

     Realized gains on investments reflected in the results of operations for each of the three years ended December 31, are as follows:


                                              1996         1995           1994
     Sale of fixed maturity investments:
       Realized gains                   $    103,817  $    220,862  $   261,210
       Realized losses                        (8,899)       (2,247)     (14,938)
                                        ------------  ------------  -----------
         Net realized gains             $     94,918  $    218,615  $   246,272
                                        ============  ============  ===========

5.   Concentrations of Credit Risk:

     The Company maintains the following assets, at amortized cost, issued by single entities in excess of 10% of stockholders' equity at December 31:

                                                           1996           1995
     Commerce Bank of Springfield -
        Collateralized repurchase agreement           $  3,315,000  $  4,725,000
                                                      ============  ============

     All premiums are receivable from physicians, surgeons, dentists, and related health care providers, primarily concentrated in Missouri.

     See Note 8 regarding reinsurance.

Medical Defense Holding Co.

6.   Management Contract:

     MDA and MDIC entered into contracts in 1983 with MDS whereby MDS performs management and administrative services on behalf of the insurance companies.

     MDS has a noncontributory defined contribution pension plan covering substantially all employees of the affiliated group. As a matter of policy, pension costs are funded as they accrue. Pension expense was $175,968, $203,710 and $202,471 in 1996, 1995 and 1994, respectively. MDS also has a 401(k) savings plan covering substantially all employees of the affiliated group which the Company provides a 100% matching contribution up to 6% of compensation subject to current IRS limitations. The 401(k) savings plan expense for 1996, 1995 and 1994 totaled $85,042, $79,985 and $79,165, respectively.

7.   Deferred Policy Acquisition Costs:

     Changes in deferred policy acquisition costs at December 31, are summarized as follows:


                                                               1996        1995
     Deferred, January 1                                  $  120,527  $        -

     Additions - Premium tax                                 254,019     180,448
     Less - Amortization and write-off to expense            374,546      59,921
                                                          ----------  ----------

     Deferred, December 31                                $        0  $  120,527
                                                          ==========  ==========

8.   Reinsurance:

     MDA reinsured all occurrence basis policies issued after October 31, 1980 and all claims-made policies issued before November 1, 1987. MDA ceased reinsuring claims-made policies as of November 1, 1987. All claims related to occurrence policies issued after October 31, 1980 and claims-made policies before November 1, 1987 are still reinsured. The Company is liable for reinsured amounts in the event a reinsurer is unable to pay its portion of the losses. The recoverable related to the policies is an asset on the balance sheet.

Medical Defense Holding Co.

8.   Reinsurance, continued:

     A reserve for estimated retrospective premium due reinsurers has been established for the excess of the anticipated reinsurance premium payable over the amount paid to date for reinsurance treaty years 1980 through 1987. The ultimate reinsurance premium to be paid is based on an actuarial evaluation of the ultimate loss developments for claims arising during those treaty years. Changes in the estimated amount due reinsurers is reflected in current operations.

     All reinsurance contracts are with Lloyd's Underwriters and related syndicates.

     MDIC reinsured all claims-made policies from February 14, 1983 through August 14, 1987. As of December 31, 1996, MDIC had no outstanding claims that were anticipated to involve reinsurers.


9.  Federal Income Tax:

    The Company files a consolidated federal income tax return. Pursuant to a tax allocation agreement, the Company has followed a policy of allocating a portion of its consolidated income tax provision to all consolidated entities in amounts generally equivalent to the provision (benefit) which would result if each entity filed a separate return.


    The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before income taxes:

                                     1996                           1995                           1994
                             -----------------------        ----------------------          ---------------------
                              Income       Effective           Income     Effective         Income       Effective
                               Taxes       Tax Rate             Taxes     Tax Rate          Taxes        Tax Rate
Pre-tax income (loss)
     calculated at
     statutory tax
     rates                   $ (1,599,914)   (34.00)%        $  701,978      34.00%       $  503,984      34.00%
Nondeductible
     reorganization
     costs                                                       98,036       4.75           187,380      12.64
Tax-exempt interest                                                                          (46,835)     (3.16)
Other permanent
     differences                   20,623      0.45             (32,047)     (1.56)           40,336       2.72
Change in valuation
     allowance                  2,374,704     50.94            (519,704)    (25.17)          (98,951)     (6.68)
                             ------------    ------          ----------     ------         ---------       -----
Provision for income
     taxes                   $    795,413     17.39%         $  248,263      12.02%       $  585,914      39.52%
                             ============     =====          ==========     ======         =========      =====

                                      30

Medical Defense Holding Co.

9.   Federal Income Tax, continued:

     The components of the net deferred tax asset at December 31, 1996 and 1995 are as follows:

                                                            1996                       1995
                                                -------------------------    ----------------------

                                                   Deferred      Deferred       Deferred    Deferred
                                                      Tax           Tax            Tax        Tax
                                                     Asset       Liability        Asset     Liability


          Tax discounting of loss
             reserves                           $  4,069,721                  $ 4,582,544
          Tax acceleration of
             unearned premium                        514,864                      547,729
          Deferred policy
             acquisition costs                                                               $ 40,979
          Unrealized gain/loss                       122,565                                  448,239
                                                ------------    ------------  -----------    --------

                                                $  4,707,150    $          -  $ 5,130,273    $489,218
                                                ============    ============  ===========    ========

          Net deferred federal
             income tax asset                   $  4,707,150                  $ 4,641,055

          Valuation allowance                     (3,503,150)                  (1,128,446)
                                                ------------                  -----------
          Net realized deferre
             asset                              $  1,204,000                  $ 3,512,609
                                                ============                  ===========

     The valuation allowance represents the difference betw een the total deferred tax asset related to loss reserve discounting required by the Internal Revenue Service and the amount that is more likely than not to be realized. Medical malpractice is a long tail line of business. The Company's payout pattern as well as the industry payout pattern for this line of business is expected to be 15 years or longer.

     Management evaluates the payout pattern based on advice from its outside actuary concerning trends in claim frequencies and severities and needed changes in future premium rates, industry trends and experience of direct Missouri competitors in these matters.

Medical Defense Holding Co.

9.   Federal Income Tax, continued:

     Projection of future income is inherently uncertain and the achievability of any projection is made more difficult by the length of the discount period. Historical losses cannot be adjusted precisely to future cost levels and the impacts of future emergence of new classes of losses or types of losses which may not be represented sufficiently in the Company's data base or which are not yet quantifiable, cannot be precisely anticipated. Utilizing an outside actuary, management believes that it can reasonably estimate the amount of the loss reserves which will likely settle in the next three years. Based on this estimate, management can determine how much of the discount will likely reverse and could be recovered, if necessary, from taxes paid in the three-year carryback period.


     Management does not believe it can reasonably determine the amount of loss reserve deferred tax benefit which can be recovered from future taxable income arising more than three years in the future using a more likely than not standard.

     The change in the valuation allowance is as follows:


                1996         1995         1994

           $2,374,704   $ (519,704)  $  (98,951)
           ==========   ==========   ==========

10.  Unpaid Losses and Loss Adjustment Expenses:


     The Company's reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all losses and loss adjustment expenses which are unpaid at the balance sheet date.

     The reserves include estimates of future trends in claim frequency, severity and cash flow, which could vary as the losses are ultimately settled; thus, the ultimate liability may be in excess of, or less than, the amounts provided in the accompanying financial statement.

     Company management and their independent actuary believe the reserves are reasonably stated to cover the ultimate net cost of losses and related loss adjustment expenses which are unpaid at December 31, 1996 and 1995, respectively; however, as the reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. Developments on 1995 and prior years are due primarily to increases in claim severity that have been considered in ultimate loss projections at December 31, 1996.

     MDIC's reserves for loss and loss adjustment expenses have not been actuarially reviewed due to the few number of claims outstanding. MDIC's reserves represent less than 1% of total reserves for the periods represented by the financial statements.

Medical Defense Holding Co.

10.  Unpaid Losses and Loss Adjustment Expenses, continued:

     Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                             1996           1995

     Balance at January 1               $  65,660,000  $  65,803,000
     Less reinsurance recoverables          2,383,000      2,905,000
                                        -------------  -------------

     Net balance at January 1              63,277,000     62,898,000
                                        -------------  -------------

     Incurred related to:
          Current year                     15,802,388     18,115,000
          Prior years                       4,576,958     (1,956,478)
                                        -------------  -------------

            Total incurred                 20,379,346     16,158,522
                                        -------------  -------------

     Paid related to:
          Current year                        749,388      1,333,057
          Prior years                      21,652,958     14,446,465
                                        -------------  -------------

            Total paid                     22,402,346     15,779,522
                                        -------------  -------------

     Net balance at December 31            61,254,000     63,277,000
     Plus reinsurance recoverables          1,951,000      2,383,000
                                        -------------  -------------

     Balance at December 31             $  63,205,000  $  65,660,000
                                        =============  =============


11.  Commitments and Contingencies:

     The Company is party to a number of insurance claims arising in the normal course of business. While the results of litigation cannot be predicted with certainty, management, based upon the advice of Company's counsel, believes that the final outcome of such litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Medical Defense Holding Co.

12.  Net Income Per Common Share:

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

     As discussed in Note 3, on November 15, 1996, the Company completed the purchase of 2,781,338 shares of its convertible preferred stock. The average weighted number of common stock equivalents outstanding for 1996 reflects the purchase of these shares as of November 15, 1996.

     Other than the preferred stock discussed above, the Company does not have any other potentially dilutive stocks. Therefore, the computations for fully diluted net income per common share are not presented since the results do not differ from primary net income per common share.

     Net income per share information is not computed for the period ending December 31, 1994, as the conversion of MDA to a stock insurance company and a wholly-owned subsidiary of MDHC was not completed until June 26, 1995, and therefore, all of the earnings for those periods are attributable to the preconversion earnings of MDA. In addition, the net income of $617,713 recorded by the subsidiary as of June 30, 1995, is virtually entirely attributable to preconversion results and, therefore, is also excluded for 1995 earnings per share presentation purposes.

     Net income per common share for the two years ended December 31, is as follows:

                                                                       1996            1995

     Net income (loss)                                           $  (5,501,042)  $   1,816,378

     Less net income of subsidiary through
          June 30, 1995                                                               (617,713)
                                                                 -------------   -------------
              Adjusted net income                                $  (5,501,042)  $   1,198,665
                                                                 ==============  =============

     Weighted average common shares
          outstanding                                                1,019,602       1,019,602

     Weighted average common stock options
          expressed as common stock equivalents                     23,281,244      23,980,378
                                                                 -------------    ------------

     Weighted average common and equivalent
          shares outstanding                                        24,300,846      24,999,980
                                                                 =============    ============

     Net income per common share                                 $       (0.23)   $       0.05
                                                                 =============    ============


Medical Defense Holding Co.

13.  Retained Earnings:

     Retained earnings at December 31, is derived as follows:



                                                      1996             1995

     Unassigned surplus/retained earnings at    $  16,186,997   $   26,370,610
      January 1

     Less preferred stock issued at date of
        conversion, including 9,802 shares
        subsequently converted
        (Note 1)                                                   (11,999,991)

     Net income                                    (5,501,042)       1,816,378
                                                -------------   --------------

     Retained earnings at December 31           $  10,685,955   $   16,186,997
                                                =============   ==============

     Item 9.  Changes in and Disagreements with Accountants on Accounting and
     ------------------------------------------------------------------------
              Disclosures
              -----------

     There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the three year period ended December 31, 1996.


                                   PART III

     Item 10. Directors and Executive Officers of the Registrant
     -----------------------------------------------------------

              IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The board of directors of the Company consists of six (6) persons, all of whom are currently directors, executive officers, or both, of the Company, MDA, MDS and MDIC.

     The directors and executive officers of the Company are currently as follows:

                                                                                      Period as a
                                                                                    Director of the
     Name                     Age   Principal Occupation           Position             Company
     ----                     ---   --------------------    ----------------------  ---------------
     Ronald G. Benson          56  Obstetrician/            Chairman of the Board,  1994 to date
                                    Gynecologist             President and Chief
                                                             Executive Officer

     Gary L. Robinson          60  Obstetrician/            Vice President          1994 to date
                                    Gynecologist

     John J. Stamatis          55  Thoracic and Cardio-     Vice President          1994 to date
                                    vascular Surgeon

     David W. Brown            58  Orthopedic Surgeon       Treasurer               1994 to date

     Arlen D. Winsky           59  Plastic Surgeon          Secretary               1994 to date

     Geri H. Morrison          41  Chief Operating Officer  Assistant Secretary     1994 to date
                                                             and Chief Operating
                                                             Officer

     Samuel J. Pippin          41  Director of Accounting   Principal Financial
                                                             Officer and Principal
                                                             Accounting Officer

     The officers of the Company are to be elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the board of directors of the company.

          FAMILY RELATIONSHIPS

     Geri H. Morrison and Robert E. Morrison are married to each other. In addition to being a Director and Chief Operating Officer of the Company, Ms. Morrison is a Director of MDA and MDIC and Chief Operating Officer of MDA, MDS and MDIC. Mr. Morrison is a Director of MDA and MDIC.

          BUSINESS EXPERIENCE

     Ronald G. Benson, M.D., age 56, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Chairman of the Board of Directors of the Company since 1994, MDA since 1983 and of MDS and MDIC since 1982. He has served as President and Chief Executive Officer of the Company since 1994. Since 1976, he has served as President of MDA and as Chief Executive Officer of MDA since 1989. He has served as the Chairman of the Board of Directors since 1982, President since 1992, and Chief Executive Officer of MDS since 1989. He has served as Chairman of the Board of Directors of MDIC since 1982, Chief Executive Officer of MDIC since 1989, and President of MDIC since 1992. Dr. Benson is an obstetrician/ gynecologist practicing in Springfield, Missouri.

     Gary L. Robinson, M.D., age 60, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Vice President of the Company since 1994, MDA since 1976 and as Vice President of MDS and MDIC since 1982. Dr. Robinson is an obstetrician/ gynecologist practicing in Springfield, Missouri, and is affiliated with the Family Residency Program at Cox Health Systems in Springfield, Missouri.

     John J. Stamatis, M.D., age 55, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Vice President of the Company since 1994, MDA since 1979 and of MDS and MDIC since 1982. Dr. Stamatis is a thoracic and cardiovascular surgeon practicing in Springfield, Missouri.

     David W. Brown, M.D., age 58, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Treasurer of the Company since 1994, MDA since 1979 and of MDS and MDIC since 1982. Dr. Brown is an orthopedic surgeon practicing in Springfield, Missouri.

     Arlen D. Winsky, M.D., age 59, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Secretary of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He was also Treasurer of MDA from 1976 to 1979. Dr. Winsky is a plastic surgeon practicing in Springfield, Missouri.

     Geri H. Morrison, CPA, MBA, age 41, has been a member of the Board of Directors, Assistant Secretary and Chief Operating Officer of the Company since 1994. She has been Chief Operating Officer of MDA, MDS and MDIC since 1989. She has been Assistant Treasurer of MDA since 1988 and Assistant Secretary of MDS and MDIC since 1992. She has been a director of MDA since 1995 and of MDIC since 1991. Ms. Morrison received a B.S. in Accounting from Southwest Missouri State University in 1980 and an M.B.A. from Drury College in 1993. Ms. Morrison was Comptroller from 1987 to 1988, and Chief Financial Officer from 1988 to 1989, for MDA, MDS and MDIC. Prior to that time, Ms. Morrison was with Baird, Kurtz & Dobson in Springfield, Missouri.

     Samuel J. Pippin, CPA, MBA, age 41, has been Principal Financial Officer and Principal Accounting Officer of the Company since 1994. Mr. Pippin has been Director of Accounting and Finance of MDA, MDS and MDIC since 1989. He has been Assistant Secretary of MDA since 1993 and Assistant Treasurer of MDIC since 1992. He has been a director of MDA since 1995 and of MDIC since 1991. Mr. Pippin received a B.S. in Accounting from Southwest Missouri State University in 1985 and an M.B.A. from Drury College in 1995. Prior to that time, Mr. Pippin was employed with Baird, Kurtz & Dobson in Springfield, Missouri.

     Item 11.  Executive Compensation
     --------------------------------

          Cash Compensation

     The following table sets forth information concerning compensation paid for each of the three years ended December 31, 1996 with respect to the Company's chief executive officer and each other executive officer whose annual salary and bonus, taken on a consolidated basis, exceed $100,000.

                                                Annual Compensation
                                   -------------------------------------------
                                                                                        All Other
Name and Principal Position        Year          Salary            Bonus               Compensation
---------------------------        ----          ------            -----               ------------
Ronald G. Benson, M.D.,            1996          $129,387          $75,000 (1)          $36,850 (2)
 Chairman of the Board,            1995          $125,867          $75,000 (1)          $32,703 (3)
 President and Chief               1994          $122,581          $75,000 (1)          $28,485 (4)
  Executive Officer

Geri H. Morrison, CPA, MBA,        1996          $151,449          $80,387 (5)          $31,106 (2)
 Chief Operating Officer           1995          $131,123          $80,378 (5)          $23,676 (6)
                                   1994          $124,075          $80,338 (5)          $17,620 (7)

     (1) Reflects contribution to the five-year executive compensation plan instituted in 1993. See "Executive Compensation Plan" below for additional detail.

     (2) Includes $8,400 in Company director's fees, $3,600 in MDA director's fees and contributions to the two MDS qualified defined contribution plans.

     (3) Includes $4,200 in Company director's fees, $3,600 in MDA director's fees and contributions to the two MDS qualified defined contribution plans.

     (4) Includes $3,600 in MDA director's fees and contributions to the two MDS qualified defined contribution plans.

     (5) Includes $65,000 contribution to the five-year executive compensation plan instituted in 1993. See "Executive Compensation Plan" below for additional detail.

     (6) Includes $4,200 in Company director's fees, $1,800 in MDA director's fees and contributions to the two MDS qualified defined contribution plans.

     (7) Reflects contributions to the two MDS qualified defined contribution plans.

     Since July of 1995 the six Directors of the Company each has received $700 per month compensation for their service in that capacity.

     The nine Directors of MDA each receives $300 per month compensation for their service in that capacity.

          Pension Plan

     In 1984, MDS adopted the "Medical Defense Services Corp. Integrated Money Purchase Pension Plan And Trust Agreement" (the "Pension Plan"), which was amended and restated in 1990. MDS makes contributions for each participant in an amount equal to 10% of all compensation paid to the participant during the plan year. The Pension Plan provides "integration level" contributions of an additional 4.3% for all compensation above the integration level (currently set at $35,000). Except for qualified "rollover contributions", the Pension Plan does not permit or require participants to make voluntary contributions. All employees who are 21 years of age and have attained 200 hours of service with MDS are eligible to participate in the Pension Plan. Both MDA and MDIC are participating employers in the Pension Plan.

          401(k) Plan

     Effective January 1, 1991, MDS adopted the "Medical Defense Services Corp. 401(k) Plan" (the "401(k) Plan"). Under the 401(k) Plan, employees may make deferred salary contributions in an amount up to the limit allowed by applicable law of compensation they receive for the plan year. MDS will make a matching contribution of 100% of the amount contributed by the employee, up to 6% of each employee's compensation for the year. All employees who are 21 years of age and have two months of service with MDS are eligible to participate in the 401(k) Plan. Both MDA and MDIC are participating employers in the Pension Plan.

          Executive Compensation Plan

     In order to secure the continued employment of certain key employees, MDS in 1993 adopted the "Medical Defense Services Corp. Executive Compensation Plan" and related "Executive Compensation Trust Agreement" (collectively, the "Secular Trust"). The Secular Trust terminates on December 31, 1997. The Board of Directors of MDS designated by resolution those employees of MDS who may participate in the Secular Trust. An employee is entitled to participate only if the employee is employed on December 31 of a Plan Year as that term is defined in the Secular Trust. Those employees who are entitled to participate may receive a cash benefit or elect to have MDS pay such benefit directly to a Trust maintained pursuant to the Secular Trust. The employee designates the beneficiary of the Trust maintained pursuant to the Secular Trust. An employee's participation in the Secular Trust terminates upon the employee's termination of employment with MDS.



     Item 12. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

                                   PREFERRED STOCK    CLASS A COMMON STOCK
                                  -----------------   --------------------
                                  # OF     % OF ALL     # OF     % OF ALL
                                  SHARES    SHARES      SHARES    SHARES
                                  ------   --------     ------   --------

     RONALD G. BENSON              38,399   0.417%      142,857   14.286%
     GARY L. ROBINSON              15,474   0.168%      142,857   14.286%
     JOHN J. STAMATIS              30,574   0.332%      142,857   14.286%
     DAVID W. BROWN                30,429   0.330%      142,857   14.286%
     ARLEN D. WINSKY               20,765   0.225%      142,857   14.286%
     GERI H. MORRISON                   0   0.000%      142,857   14.286%
     ROBERT E. MORRISON                 0   0.000%       35,714    3.571%
     SAMUEL J. PIPPIN                   0   0.000%       35,714    3.571%
     DAVID W. JACKSON                   0   0.000%       35,714    3.571%
     WILLIAM H. PENNINGER, JR           0   0.000%       35,714    3.571%
                                  -------   -----       -------  -------
                                  135,641   1.472%      999,998  100.000%
                                  =======   =====       =======  =======

     None of the persons listed above owns any Class B Common Stock. The Company is not aware of any person or entity which owns or has beneficial ownership of more than 5% of the Preferred Stock. All of the holders of Class A Common Stock are set forth above.

     As of March 17, 1997, two shareholders had converted a total of 16,615 shares of Preferred Stock to 33,230 shares of Class B Common Stock. As of March 17, 1997, that constituted all of the shares of Class B Common Stock issued and outstanding.

     Item 13. Certain Transactions and Relationships
     -----------------------------------------------

     During all or some portion of 1996 and 1995, each of Ronald G. Benson, Gary
L. Robinson, John J. Stamatis, David W. Brown and Arlen D. Winsky are or were named insureds under a policy or contract of professional liability insurance issued by MDA for which premiums attributable to such individual were earned by MDA. All policies on which such persons were a named insured were made in the ordinary course of business, did not involve more than the normal underwriting risks or present other unfavorable features and were made on substantially the same terms as those prevailing at the same time for comparable policies issued to unaffiliated persons.

     Other than as stated above, none of the Directors or Executive Officers of the Company, MDA, MDS or MDIC, or the corporations and firms with which such persons are associated, currently maintains or has maintained since the beginning of the last fiscal year, any significant business or personal relationship with the Company or MDA other than such as may arise by virtue of his or her position or positions with the Company, MDA, MDS or MDIC.


                                    PART IV


     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
     -------------------------------------------------------------------------

     (a)  Financial Statements and Exhibits

          1.   Financial Statements

               See accompanying Index to Consolidated Financial Statements in
               Item 8.

          2.   Financial Statement Schedules

                    See accompanying Index to Consolidated Financial Statements in Item 8. Schedules not in the accompanying index have been omitted because they are not applicable.

          3.   Exhibits

                    Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by reference. Set forth below is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by Item 14 (c).

                    10.3 -- Amended and Restated Employment Agreement between
                            Ronald G. Benson and Medical Defense Services Corp., dated January 1, 1993.

                    10.4 -- Amended and Restated Employment Agreement between
                            Geraldine Hatfield (Morrison) and Medical Defense Services Corp., dated January 1, 1993

                    10.5 -- Amended and Restated Employment Agreement between
                            Arlen D. Winsky and Medical Defense Services Corp., dated January 1, 1993.

                    10.6 -- Amended and Restated Employment Agreement between
                            David W. Brown and Medical Defense Services Corp., dated January 1, 1993.

                    10.7 -- Amended and Restated Employment Agreement between
                            Gary L. Robinson and Medical Defense Services Corp., dated January 1, 1993.

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K,
     --------------------------------------------------------------------------
     continued:
     ----------

              10.8  -- Amended and Restated Employment Agreement between John J.
                       Stamatis and Medical Defense Services Corp., dated January 1, 1993.

              10.9  -- Medical Defense Services Corp. Integrated Money Purchase
                       Pension and Trust Agreement, between Medical Defense Services Corp. and Boatmen's Trust Company, as amended, dated December 31, 1990.

              10.10 -- Carnahan, Evans, Cantwell & Brown, P.C. Defined
                       Contribution Prototype Plan and Trust Agreement, adopted December 31, 1990.

              10.11 -- Medical Defense Services Corp. Executive Compensation
                       Plan, dated October 15, 1993.

              10.13 -- Form of Employment Guaranty Agreement by Medical Defense
                       Holding Co. guaranteeing existing Medical Defense Services Corp.'s employment agreements.

                     See Accompanying Exhibit Index for additional Exhibits incorporated by reference.

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of 1996.

     (c)  Exhibits

               See Item 14(a)3 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 1997                      MEDICAL DEFENSE HOLDING CO.


                                           By:     /s/ Ronald G. Benson
                                               ---------------------------------
                                                   Ronald G. Benson
                                                   President, Director and
                                                   Chairman of the Board
                                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                            Date
---------                      -----                            ----


  /s/ Ronald G. Benson         President, Director and          March 17, 1997
---------------------------    Chairman of the Board
Ronald G. Benson               (Principal Executive Officer)


  /s/ Arlen D. Winsky          Secretary and Director           March 17, 1997
---------------------------
Arlen D. Winsky


                               Vice President and Director      March __, 1997
---------------------------
Gary L. Robinson


  /s/ John J. Stamatis         Vice President and Director      March 17, 1997
---------------------------
John J. Stamatis


  /s/ David W. Brown           Treasurer and Director           March 17, 1997
---------------------------
David W. Brown


  /s/ Geri H. Morrison         Assistant Secretary, Chief       March 17, 1997
---------------------------    Operating Officer and Director
Geri H. Morrison


  /s/ Samuel J. Pippin         Director of Accounting and       March 17, 1997
---------------------------    Finance (Principal Financial
Samuel J. Pippin               Officer and Principal Accounting
                               Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

The Registrant currently plans to mail an Annual Report for 1996 to security holders in April, 1997. At that time, four copies will be furnished to the Securities and Exchange Commission. No proxy statement, form of proxy, or other proxy soliciting material has been sent to the Registrant's security holders with respect to any annual or other meeting of security holders.

Report of Independent Accountants


To the Board of Directors
Medical Defense Holding Co. and
  Subsidiaries:


Our report on the consolidated financial statements of Medical Defense Holding Co. and Subsidiaries is included on page 15 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 14 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                 COOPERS & LYBRAND L.L.P.

St. Louis, Missouri
February 21, 1997

                                                                      SCHEDULE I


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                            SUMMARY OF INVESTMENTS

                    As of December 31, 1996, 1995 and 1994

                            (Dollars in Thousands)
                                   _________


                                              1996                           1995                           1994
                                  -----------------------------  -----------------------------  -----------------------------
                                                       Balance                        Balance                        Balance
                                  Amortized   Market    Sheet    Amortized   Market    Sheet    Amortized   Market    Sheet
                                    Cost      Value     Amount     Cost      Value     Amount     Cost      Value     Amount
                                  ---------  --------  --------  ---------  --------  --------  ---------  --------  --------
Fixed Maturities:
  Bonds:
    United States Government
      and Government Agencies
      and Authorities               $69,960   $69,585   $69,585    $73,486   $74,606   $74,606    $69,518   $64,918   $64,918

    Corporate Securities              6,372     6,412     6,412      6,582     6,793     6,793      8,792     8,326     8,326

    Other debt securities             2,820     2,793     2,793      2,877     2,860     2,860      2,332     2,187     2,187
                                    -------   -------   -------    -------   -------   -------    -------   -------   -------
        Total fixed maturities       79,152    78,790    78,790     82,945    84,259    84,259     80,642    75,431    75,431

  Short-term investments              4,507     4,509     4,509      7,484     7,489     7,489      2,940     2,940     2,940
                                    -------   -------   -------    -------   -------   -------    -------   -------   -------
        Total investments           $83,659   $83,299   $83,299    $90,429   $91,748   $91,748    $83,582   $78,371   $78,371
                                    =======   =======   =======    =======   =======   =======    =======   =======   =======

                                                                     SCHEDULE II


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                                 Balance Sheet

                             (Parent Company Only)

                          December 31, 1996 and 1995

                            (dollars in thousands)

                                                              1996        1995
                                                              ----        ----
  Assets:
    Cash and cash equivalents............................   $   316     $   347
    Investment in subsidiaries...........................    17,644      26,487
    Federal income tax recoverable.......................     2,379
    Other Assets.........................................     1,501       2,724
                                                            -------     -------
      Total assets.......................................   $21,840     $29,558
                                                            =======     =======

  Liabilities:
    Accrued Liabilities..................................   $     5     $     1
                                                            -------     -------
      Total liabilities..................................         5           1
                                                            -------     -------

  Stockholder's equity:
    Preferred Stock......................................     9,209      12,000
    Common Stock.........................................       510         500
    Additional paid-in capital...........................     1,669
    Retained earnings....................................    10,447      17,057
                                                            -------     -------
      Total stockholder's equity.........................    21,835      29,557
                                                            -------     -------

  Total liabilities and stockholders' equity.............   $21,840     $29,558
                                                            =======     =======



See Notes to Condensed Financial Information of Registrant.

                                                                     SCHEDULE II


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

          Condensed Financial Information of Registrant - (Continued)

                            Statement of Operations

                             (Parent Company Only)

                For the Years Ended December 31, 1996 and 1995

                 (dollars in thousands, except per share data)

                                                          1996         1995
                                                        --------      ------
Revenues:
  Earnings of subsidiaries............................  $(5,494)      $1,825
  Investment Income...................................      142           27
                                                        -------       ------
    Total revenues....................................   (5,352)       1,852

Total expenses........................................      125           36
                                                        -------       ------

Income (loss) before taxes............................   (5,477)       1,816

Federal income tax....................................       24            0
                                                        -------       ------

Net income............................................  $(5,501)      $1,816
                                                        =======       ======

Net income per share..................................  $ (0.23)      $ 0.05
                                                        =======       ======


See Notes to Condensed Financial Information of Registrant.

                                                                     SCHEDULE II


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

          Condensed Financial Information of Registrant - (Continued)

                            Statement of Cash Flows

                             (Parent Company Only)

                For the Years Ended December 31, 1996 and 1995

                            (dollars in thousands)


Cash flows from operating activities:                      1996          1995
                                                           ----          ----
  Net income (loss)...................................   $ (5,501)     $ 1,816
                                                         --------      -------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Dividends received from subsidiaries over
    subsidiaries' earnings............................      5,494          778

  Changes in other assets and accrued liabilities.....       (274)         (36)
                                                         --------      -------
    Net cash provided by operating activities.........       (281)       2,558
                                                          --------      -------
Cash flows from investing activities:
  Proceeds from short-term investments................     13,300            0

  Purchase of short-term investments..................    (11,937)      (2,711)
                                                         --------      -------

    Net cash used by investing activities.............      1,363       (2,711)
                                                         --------      -------
Cash flows from financing activities:
  Purchase of preferred stock.........................      1,113            0
  Proceeds from common stock issued...................          0          500
                                                         --------      -------

    Total cash provided...............................         31          347

Cash and cash equivalents, beginning of period........        347            0
                                                         --------      -------

Cash and cash equivalents, end of period..............   $    316      $   347
                                                         ========      =======

------------

     Notes to Condensed Financial Information of Registrant.

     (1) The Company was formed on November 28, 1994 and did not engage in any significant activity prior to its acquisition of Medical Defense Associates on June 26, 1995, therefore, the financial statements for years prior to 1995 have been omitted.

     (2) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

                                                                     SCHEDULE IV


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                                  REINSURANCE

             For the Years Ended December 31, 1996, 1995 and 1994

                            (Dollars in Thousands)

                                --------------


                                                                     Percentage
                          Gross     Ceded to    Assumed      Net      of Amount
                         Premiums    Other     From Other  Premiums    Assumed
                         Written   Companies   Companies   Written     to Net
                         --------  ----------  ----------  --------  -----------
1996
  Medical Malpractice     $12,526      $(196)        $-0-   $12,722          0%
                          =======      =====         ====   =======          =

1995
  Medical Malpractice     $13,890      $ (70)        $-0-   $13,960          0%
                          =======      =====         ====   =======          =

1994
  Medical Malpractice     $14,212      $ (45)        $-0-   $14,257          0%
                          =======      =====         ====   =======          =


Footnote:
     Medical Defense Holding Co. amounts ceded to other companies reflect current year adjustments in retrospectively rated reinsurance contracts which remain in effect for policies from November 1, 1980 through October 31, 1987.

                                                                      SCHEDULE V


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             GROSS OF REINSURANCE

             For the Years Ended December 31, 1996, 1995 and 1994

                            (Dollars in Thousands)

                                 -------------



                                                Additions                   Deductions
                                         -----------------------  ------------------------------
                             Balance,    Charged to   Charged to    Losses and     Retrospective     Balance,
                           December 31,   Costs and     Other     Loss Adjustment  Premiums Paid   December 31,
Description                    1995       Expenses     Accounts    Expenses Paid   to Reinsurers       1996
-------------------------  ------------  -----------  ----------  ---------------  --------------  ------------
Unpaid losses and loss
  adjustment expenses           $65,660     $19,947                       $22,402                       $63,205

Retrospective premiums
  payable to reinsurers         $ 2,195     $  (196)                                        $(29)       $ 1,970

                                                Additions                   Deductions
                                         -----------------------  ------------------------------
                             Balance,    Charged to   Charged to    Losses and     Retrospective     Balance,
                           December 31,   Costs and     Other     Loss Adjustment  Premiums Paid   December 31,
Description                    1994       Expenses     Accounts    Expenses Paid   to Reinsurers       1995
-------------------------  ------------  -----------  ----------  ---------------  --------------  ------------
Unpaid losses and loss
  adjustment expenses           $65,803     $15,637                       $15,780                       $65,660

Retrospective premiums
  payable to reinsurers         $ 2,586     $   (70)                                        $321        $ 2,195

                                                Additions                   Deductions
                                         -----------------------  ------------------------------
                             Balance,    Charged to   Charged to    Losses and     Retrospective     Balance,
                           December 31,   Costs and     Other     Loss Adjustment  Premiums Paid   December 31,
Description                    1993       Expenses     Accounts    Expenses Paid   to Reinsurers       1994
-------------------------  ------------  -----------  ----------  ---------------  --------------  ------------
Unpaid losses and loss
  adjustment expenses           $70,436     $12,504                       $17,137                       $65,803

Retrospective premiums
  payable to reinsurers         $ 3,001     $   (45)                                        $370        $ 2,586


                                                                     SCHEDULE VI


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                      SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY & CASUALTY INSURANCE OPERATIONS

             For the Years Ended December 31, 1996, 1995 and 1994

                            (Dollars in Thousands)
                                 -------------


                                                  1996       1995        1994
                                                  ----       ----        ----
Deferred policy acquisition costs               $   375    $    60     $     0

Reserve for unpaid losses
  and loss adjustment expenses                   63,205     65,660      65,803

Unearned premiums                                 7,572      8,055       9,210

Earned premiums (gross of reinsurance)           13,004     15,113      13,463

Net investment income                             5,297      5,523       5,311

Losses and loss adjustment
  expenses (gross of reinsurance)
  incurred related to:
    Current years                                15,802     18,115      16,628
    Prior years                                   4,145     (2,478)     (4,124)

Paid losses and loss adjustment
  expenses                                       22,402     15,780      17,137

Gross premiums written                           12,526     13,890      14,212

                                 EXHIBIT INDEX

Exhibit                                                                    Page
  No.                             Description                               No.
  ---                             -----------                               ---
  3.1     -- Articles of Incorporation of Medical Defense Holding Co.
             (Filed as Exhibit 3.1 to the Registrant's Registration
             Statement on Form S-1 (file #33-87444) and hereby
             incorporated by reference.)...................................

  3.2     -- Bylaws of Medical Defense Holding Co. (Filed as Exhibit
             3.2 to the Registrant's Registration Statement on
             Form S-1 (file #33-87444) and hereby incorporated by
             reference.)...................................................

  4.1     -- Right of First Refusal Agreement (Filed as Exhibit 4.1
             to the Registrant's Registration Statement on Form S-1
             (file #33-87444) and hereby incorporated by reference.).......

  4.2     -- Specimen Stock Certificate for Preferred Stock (Filed
             as Exhibit 4.2 to the Registrant's Registration Statement
             on Form S-1 (file #33-87444) and hereby incorporated by
             reference.)...................................................

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

  10.1    -- 1983 Management Agreement between Medical Defense
             Associates and Medical Defense Services Corp., as
             amended (Filed as Exhibit 10.1 to the Registrant's
             Registration Statement on Form S-1 (file #33-87444)
             and hereby incorporated by reference.)........................

  10.2    -- 1983 Management Agreement between Medical Defense
             Insurance Company and Medical Defense Services Corp.,
             as amended (Filed as Exhibit 10.2 to the Registrant's
             Registration Statement on Form S-1 (file #33-87444)
             and hereby incorporated by reference.)........................

  10.3    -- Amended and Restated Employment Agreement between
             Ronald G. Benson and Medical Defense Services Corp.,
             dated January 1, 1993 (Filed as Exhibit 10.3 to the
             Registrant's Registration Statement on Form S-1 (file
             #33-87444) and hereby incorporated by reference.).............

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
             (file #33-87444) and hereby incorporated by reference.).......


Exhibit                                                                    Page
  No.                             Description                               No.
  ---                             -----------                               ---
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

  10.13   -- Form of Employment Guaranty Agreement by Medical Defense
             Holding Co. guaranteeing existing Medical Defense
             Services Corp.'s employment agreements (Filed as Exhibit
             10.13 to the Registrant's Annual Report on Form 10-K for
             the year ended December 31, 1995 and hereby incorporated
             by reference.)................................................

  11.1    -- Statement re computation of per share earnings................

  21.1    -- Subsidiaries of the registrant................................

  28.1    -- Information from reports furnished to state insurance
             regulatory authorities........................................