Form 10-Q
period 1997-03-31
MEDICAL DEFENSE HOLDING CO
filed 1997-05-13
CIK 934384

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1997

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


              X  Yes                                           No
             ---                                            ---


     As of May 5, 1997 there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 33,230 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.


________________________________________________________________________________

                          MEDICAL DEFENSE HOLDING CO.

                          Quarterly Report - Form 10Q

                               Table of Contents

PART I - FINANCIAL INFORMATION
                                                                  Page
                                                                  ----
ITEM     1.  Financial Statements

Medical Defense Holding Co.
 Consolidated Balance Sheets as of
 March 31, 1997 and December 31, 1996                                 3, 4
 (Unaudited)
Medical Defense Holding Co.
 Consolidated Statements of Income
 for the quarters ended March 31, 1997                                   5
  and 1996 (Unaudited)
Medical Defense Holding Co.
 Consolidated Statements of Cash Flow
 for the quarters ended March 31, 1997                                   6
  and 1996 (Unaudited)
Medical Defense Holding Co. Notes to
 Consolidated Financial Statements
 (Unaudited)                                                          7-17

ITEM     2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   18-20


PART II - OTHER INFORMATION


ITEM     1.  Legal Proceedings                                          21

ITEM     2.  Changes in Securities                                      21

ITEM     3.  Defaults Upon Senior Securities                            21

ITEM     4.  Submission of Matters to a Vote of Security Holders        21

ITEM     5.  Other Information                                          21

ITEM     6.  Exhibits and Reports on Form 8-K                           21


SIGNATURES                                                              22

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                          MEDICAL DEFENSE HOLDING CO.

                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                  (Unaudited)
                                    ________


                                           March 31,    December 31,
                 ASSETS                       1997          1996
                                          ------------  ------------
Investments:
Fixed maturity investments, at market
 value amortized cost of $78,205,434 and
 $79,151,698, respectively)                $76,720,502   $78,789,906
Short-term investments, at market            5,043,213     4,508,740
                                           -----------   -----------

     Total investments                      81,763,715    83,298,646

Other assets:
  Cash and cash equivalents                  2,171,089     3,514,854
  Accrued investment income                    931,885     1,054,327
  Premiums receivable                          909,859     1,895,965

  Reinsurance recoverable on loss
       and loss expenses:
    Paid claims                                      0         2,798
    Unpaid claims                            1,951,000     1,951,000

  Property and equipment, net of
   accumulated depreciation of
   $1,190,216 and $1,163,536,
   respectively                              1,091,445     1,117,542

  Federal income tax:
    Current                                  2,423,724     2,401,224
    Deferred                                 1,166,000     1,204,000

  Other assets                                 593,752       338,138
                                           -----------   -----------

    Total assets                           $93,002,469   $96,778,494
                                           ===========   ===========




The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      March 31, 1997 and December 31, 1996

                                  (Unaudited)


             LIABILITIES &                  March 31,    December 31,
          STOCKHOLDERS' EQUITY                1997           1996
                                          -------------  -------------
Liabilities:
  Claims and policy liabilities:
    Unpaid losses and loss adjustment      $63,220,959    $63,205,000
     expenses
    Unearned premiums                        5,783,405      7,571,534
                                           -----------    -----------

    Total claims and policy liabilities     69,004,364     70,776,534

Other liabilities:
  Retrospective premium due reinsurers       1,970,047      1,970,047
  Amounts withheld or retained by
   Company for account of others               211,895        273,679
  Other liabilities                            876,547      1,922,744
                                           -----------    -----------

    Total liabilities                       72,062,853     74,943,004
                                           -----------    -----------

Stockholders' equity:
  Preferred stock, par value $1.00 per
   share; 12,000,000 shares authorized;
   9,202,038 and 9,208,851 shares issued
   and outstanding, respectively             9,202,038      9,208,851
  Class A common stock, $0.50 per share;
   2,000,000 shares authorized;
   999,998 shares issued and outstanding       499,999        499,999
  Class B common stock, $0.50 per share;
   48,000,000 shares authorized;
   33,230 and 19,604 shares issued and
   outstanding, respectively                    16,615          9,802
  Additional paid-in capital                 1,668,803      1,668,803
  Unrealized gains (losses) on
   investments (net of recoverable
   deferred income taxes (provision)
   of $122,565 and $122,565,
   respectively)                            (1,364,061)      (237,920)
  Retained earnings                         10,916,222     10,685,955
                                           -----------    -----------
    Total stockholders' equity              20,939,616     21,835,490
                                           -----------    -----------

    Total liabilities, redeemable
     preferred stock, and stockholders'
     equity                                $93,002,469    $96,778,494
                                           ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                       CONSOLIDATED STATEMENTS OF INCOME
                 for the quarter ended March 31, 1997 and 1996

                                  (Unaudited)
                                    ________


                                                Quarter Ended
                                                   March 31,
                                              1997           1996
                                          -----------     -----------
Revenues:
  Premiums earned, net of retrospective
    premium due reinsurers of $-0-,
    and $-0-, respectively                $ 3,001,139     $ 3,243,768
  Investment income                         1,317,384       1,454,252
  Net realized investment gains                 5,893          52,885
  Other income                                    286             225
                                          -----------     -----------

     Total revenues                         4,324,702       4,751,130
                                          -----------     -----------

Expenses:
  Losses and loss adjustment expenses,
    net of reinsurance recoveries of
    $-0-, and $-0-, respectively            3,425,270       3,902,020
  Amortization of policy acquisition
    costs                                           0          59,549

  Other underwriting and insurance
    expenses                                  554,843         583,760
  Investment expenses                          67,020          73,992
  Other operating expenses                     47,302          19,959
                                          -----------     -----------


     Total expenses                         4,094,435       4,639,280
                                          -----------     -----------

       Income before provision
         for federal income taxes             230,267         111,850
                                          -----------     -----------

Provision for federal income taxes:
  Current                                     (38,000)        (59,608)
  Deferred                                     38,000         125,525
                                          -----------     -----------

     Total tax provision                            0          65,917
                                          -----------     -----------

       Net Income                         $   230,267     $    45,933
                                          ===========     ===========

Earnings per common share and common
  equivalent share (Note 9):
  Primary - Weighted average shares        19,437,304      24,999,980
                                          ===========     ===========

  Net income per common share             $      0.01     $      0.00
                                          ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                 for the quarter ended March 31, 1997 and 1996

                                  (Unaudited)


                                           March 31,     March 31,
                                              1997          1996
                                          ------------  ------------
Operating activities:
  Net income                              $   230,267   $    45,933

  Adjustments to reconcile net income
   to net cash provided
   by operating activities:
    Realized investment gains                  (5,893)      (52,885)
    Depreciation and amortization of
     deferred policy acquisition costs         26,680        80,866
    Provision for deferred income tax          38,000       125,525

  Change in assets and liabilities:
    Accrual and amortization of
     investment income                        118,779        59,298
    Premiums receivable from                  986,106       890,099
     policyholders
    Policy acquisition costs deferred               0       (41,740)
    Reinsurance recoverable on loss &
     loss expenses:
      Paid claims                               2,798             0
      Unpaid claims                                 0             0
    Unpaid losses & loss adjustment            15,959      (217,411)
     expenses
    Unearned premiums                      (1,788,129)   (1,351,596)
    Amounts withheld or retained by
     Company on account of others             (61,784)        1,589
    Income tax                                (22,500)     (809,608)
    Other assets                             (255,614)      375,621
    Other liabilities                      (1,046,197)   (1,018,256)
                                          -----------   -----------

      Net cash used  by operating
        activities                        (1,761,528)   (1,912,565)
                                         -----------   -----------

Investing activities:
  Proceeds from:
    Fixed maturity investments - Sales     1,528,125     3,466,347
    Fixed maturity investments -
     Maturities                            1,358,244
    Short-term investments - Maturities    3,550,000     6,144,000

  Purchase of investments:
    Fixed maturity investments             (1,989,980)   (4,071,719)
    Short-term investments                 (4,028,043)   (5,866,205)
    Purchases of property and equipment
     (net)                                       (583)      (24,225)
                                          -----------   -----------

      Net cash provided (used) by
       investing activities                   417,763      (351,802)
                                          -----------   -----------

      Net decrease in cash and cash
       equivalents                         (1,343,765)   (2,264,367)

Cash and cash equivalents, beginning of
 period                                     3,514,854     4,952,745
                                          -----------   -----------

Cash and cash equivalents, end of period  $ 2,171,089   $ 2,688,378
                                          ===========   ===========

Federal income taxes paid (refunded)      $   (15,500)  $   750,000
                                          ===========   ===========



The accompanying notes are an integral part of the accompanying financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                   _________



1. Organization and Related Matters:
   ---------------------------------

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


2. Basis of Presentation:
   ----------------------

   All March 31, 1997 and 1996 information contained in the following footnotes is unaudited. It is management's opinion that the financial statements as of March 31, 1997 and 1996 reflect all adjustments which are necessary to present a fair statement of results for the interim periods presented. The financial statements of MDA and its subsidiaries as of March 31, 1997 and 1996 have been consolidated with the Company in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of the Company, effective on June 26, 1995. All significant intercompany transactions have been eliminated. All other adjustments made are of a normal recurring nature.


3. Summary of Significant Accounting Policies:
   -------------------------------------------

   The following is a description of the significant accounting policies under generally accepted accounting principles followed by the Company in the preparation of the accompanying consolidated financial statements:

     A.  Pervasiveness of Estimates:
         ---------------------------

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual reports could differ from those estimates.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   _________


3. Summary of Significant Accounting Policies, continued:
   -------------------------------------------

     B.  Recently Issued Accounting Standards:
         -------------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, upon adoption SFAS No. 128 requires restatement of all prior periods earnings per share information. The Company has not yet determined the impact SFAS No. 128 would have on earnings per share.

     C.  Investments:
         ------------

         In May, 1993, the Financial Accounting Standards Board published SFAS 115 which, among other things, requires companies to classify debt and equity securities into three categories. Held-to-maturity debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are to be reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified in the other two categories are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of surplus as regards policyholders.

         The accompanying consolidated GAAP financial statements of the Company for the quarter ended March 31, 1997 and the year ended December 31, 1996 have been prepared in accordance with SFAS 115, and the Company has classified all investments in fixed maturities as available for sale. Should the Company experience declines in market value that are other than temporary, the difference between amortized cost and market would be recognized through current earnings.

         Fair value is defined as market value based on third-party quoted market prices or when unavailable, on similar investments.

         Investment income includes amortization of premium and accretion of discount relating to fixed maturities acquired at other than par value.

     D.  Reinsurance:
         ------------

         The Company has adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113") "Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts" which requires certain changes in the manner in which insurance enterprises account for and report on insurance contracts. Among other things, SFAS 113 eliminates the practice by insurance enterprises of reporting assets and liabilities related to reinsurance contracts net of the effects of reinsurance. It requires reinsurance receivables and prepaid reinsurance premiums to be reported as assets.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________

3.   Summary of Significant Accounting Policies, continued:
     ------------------------------------------------------

          E.   Income Taxes:
               -------------

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

4.   Capital Stock:
     --------------

     The Company has issued shares of $1.00 par value redeemable convertible preferred stock to the eligible policyholders of MDA in exchange for their mutual policyholders' rights in MDA. Each share of preferred stock is convertible into two shares of Medical Defense Holding Co. Class B Common Stock, at the holders option, and may be converted at any time prior to redemption. Each share of preferred stock is redeemable, at the Company's option, after three years from the date of issuance, at a price per share of $1.00. The preferred stock does not provide a stated dividend and no dividends may be paid on any Company common stock while there are preferred stock shares outstanding. Subsequent to the conversion of MDA to a stock company, 16,615 shares of preferred stock were converted to 33,230 shares of Class B common stock.

     The Company has issued shares of $0.50 par value Class A common stock in accordance with an agreement and plan of conversion dated November 29, 1994, in exchange for cash.

5.   Investments:
     ------------

     The following information summarizes the difference between amortized cost and market value of fixed maturities investments:

                                                             Gross        Gross      Estimated
                                           Amortized    Unrealized   Unrealized         Market
                                                Cost         Gains       Losses          Value
                                          ------------  ----------  -----------   ------------
         March 31, 1997
         --------------

U.S. Treasury debt securities and
 obligations
  of U.S. Government corporations and
  agencies                                 $40,060,413    $ 46,226   $  715,307   $39,391,332
Corporate debt securities                    6,266,394      54,127       98,084     6,222,437
Mortgage-backed securities                  29,336,679     121,079      840,869    28,616,889
Other debt securities                        2,541,948       7,963       60,067     2,489,844
                                           -----------    --------   ----------   -----------

                                           $78,205,434    $229,395   $1,714,327   $76,720,502
                                           ===========    ========   ==========   ===========

         December 31, 1996
         -----------------

U.S. Treasury debt securities and
 obligations
  of U.S. Government corporations and
  agencies                                 $40,130,465    $207,149   $  336,604   $40,001,010
Corporate debt securities                    6,371,525      78,063       37,161     6,412,427
Mortgage-backed securities                  29,829,606     188,864      434,881    29,583,589
Other debt securities                        2,820,102      13,306       40,528     2,792,880
                                           -----------    --------   ----------   -----------

                                           $79,151,698    $487,382   $  849,174   $78,789,906
                                           ===========    ========   ==========   ===========

                                       9

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________


5.   Investments, continued:
     -----------------------

     The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the quarter ended March 31, 1997 and the year ended December 31, 1996 is as follows:

                        March 31,         December 31,
                             1997                 1996
                        ---------         ------------

                    $ (1,126,141)         $(1,108,031)
                    =============         ============


The amortized cost and estimated market value of debt securities by contractual maturity are shown as follows:


                                                            Estimated
                                             Amortized         Market
                                                  Cost          Value
                                           -----------    -----------
                       March 31, 1997
                       --------------

Due in one year or less                    $10,427,961    $10,289,542
Due after one year through five years       40,802,283     40,093,634
Due after five years through ten years      21,736,500     21,212,263
Due after ten years                          5,238,690      5,125,063
                                           -----------    -----------

                                           $78,205,434    $76,720,502
                                           ===========    ===========



For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser.

Accrued investment income at March 31, 1997 and December 31, 1996, is as follows:

                                             March 31,   December 31,
                                                  1997           1996
                                             ---------   ------------

U.S. Treasury securities                      $637,615     $  726,630
Corporate bonds                                 92,776        140,595
Mortgage-backed securities                     190,908        174,860
Other debt securities                           10,586         12,242
                                              --------     ----------

                                              $931,885     $1,054,327
                                              ========     ==========


                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   _________


5. Investments, continued:
   -----------------------


      Securities on Deposit With Statutory Authorities:
      -------------------------------------------------

      To comply with the Missouri Department of Insurance, MDA had a U.S. Treasury Note with a par value of $1,400,000, as of March 31, 1997 and December 31, 1996, on deposit with the State of Missouri. In addition, to comply with a special agreement with the Missouri Department of Insurance related to the conversion of MDA to a Chapter 379 stock insurance company and the release of MDA members from potential future assessment liability, MDA had U.S. Treasury Notes with a total par value of $5,000,000, on deposit with the State of Missouri at March 31, 1997 and December 31, 1996.

      To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of March 31, 1997 and December 31, 1996, on deposit with the State of Missouri.

      Escrow Funds:
      -------------

      Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. The Company receives all earnings on the escrowed funds. At March 31, 1997 and December 31, 1996, the escrowed funds were invested in a $400,000 par value U.S. Treasury with a fair value of $393,188 and $400,876, respectively, which is included with investments on the balance sheet. This U.S. Treasury Note matures April 30, 2001.


  Net investment income by source was as follows for the quarters ended March 31, 1997 and 1996:

                                                March 31,    March 31,
                                                  1997         1996
                                               -----------  -----------
Investment income:
  Fixed maturity investments                    $1,226,985   $1,321,113
  Short-term investments                            90,399      133,139
                                                ----------   ----------

     Total investment income                     1,317,384    1,454,252

Less investment expenses                            67,020       73,992
                                                ----------   ----------

       Net investment income                    $1,250,364   $1,380,260
                                                ==========   ==========


                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


5.  Investments, continued:
    -----------------------

    Realized gains on investments reflected in the results of operations for the quarter ended March 31, 1997 and 1996, are as follows:


                                                      March 31,       March 31,
                                                         1997            1996
                                                      ---------       ---------
Sale of fixed maturity investments:
  Realized gains                                        $ 9,055         $53,872
  Realized losses                                        (3,162)           (987)
                                                        -------         -------
     Net realized gains                                 $ 5,893         $52,885
                                                        =======         =======

6.  Statutory Disclosures:
    ----------------------

    Net income and surplus reported by MDA separately in its reports filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:

                                                    March 31,         March 31,
                                                      1997              1996
                                                   -----------       -----------
Net income for the three months ended              $   207,697       $   113,092
 March 31                                          ===========       ===========
Surplus as regards policyholders (including
 equity in MDS and MDIC), March 31                 $21,185,097       $24,421,378
                                                   ===========       ===========

    Net income and surplus reported by MDIC separately in its reports filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:

                                                    March 31,         March 31,
                                                       1997              1996
                                                    ----------        ----------
Net income for the three months ended               $   23,226        $    5,281
 March 31                                           ==========        ==========

Surplus as regards policyholders, March 31          $4,355,924        $4,410,838
                                                    ==========        ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   _________


7.  Federal Income Tax:

    The Company files a consolidated federal income tax return. MDA and MDIC are exempted by state statute from state income taxes. State income taxes relating to the Company and MDS are included in other operating expenses in the consolidated statement of income. None of the Company's income tax filings are currently under examination.

    The following table accounts for the differences between the actual current tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before income taxes:

                                               March 31, 1997           March 31, 1996
                                          ----------------------     --------------------

                                             Income     Effective     Income    Effective
                                             Taxes       Tax Rate     Taxes      Tax Rate
                                          -----------   ---------    -------   ----------
Pre-tax income calculated at
  statutory tax rates                       $ 78,291      34.00%     $38,029      34.00%
Other permanent differences                   11,596       5.04       35,653      31.87
Change in valuation allowance                (89,887)    (39.04)      (7,765)     (6.94)
                                            --------     ------      -------   --------
Provision for income taxes                  $      0          0%     $65,917      58.93%
                                            ========     ======      =======   ========

The components of the net deferred tax asset at March 31, 1997 and December 31, 1996 are as follows:


                                                  March 31, 1997                   December 31, 1996
                                          -----------------------------     -----------------------------

                                           Deferred         Deferred         Deferred         Deferred
                                           Tax Asset      Tax Liability      Tax Asset      Tax Liability
                                          -----------     -------------     -----------     -------------
Tax discounting of loss reserves          $ 4,063,426                       $ 4,069,721
Tax acceleration of unearned premium          393,272                           514,864
Unrealized gain/loss                          505,453                           122,565
                                          -----------        -------        -----------        -------
                                          $ 4,962,151        $     -        $ 4,707,150        $     -
                                          ===========        =======        ===========        =======
Net deferred federal income tax asset     $ 4,962,151                       $ 4,707,150

Valuation allowance                        (3,796,151)                       (3,503,150)
                                          -----------                       -----------
Net realized deferred tax asset           $ 1,166,000                       $ 1,204,000
                                          ===========                       ===========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                   ---------


7.   Federal Income Tax, continued:
     ------------------


     The valuation allowance primarily represents the difference between the total deferred tax asset related to loss reserve discounting required by the Internal Revenue Service and the amount that is more likely than not to be realized. Medical malpractice is a long tail line of business. MDA's payout pattern as well as the industry payout pattern for this line of business is expected to be 15 years or longer.

     Management evaluates the payout pattern based on advice from its outside actuary concerning trends in claim frequencies and severities and needed changes in future premium rates, industry trends and experience of direct Missouri competitors in these matters.

     Projection of future income is inherently uncertain and the achievability of any projection is made more difficult by the length of the discount period. Historical losses cannot be adjusted precisely to future cost levels and the impacts of future emergence of new classes of losses or types of losses which may not be represented sufficiently in MDA's data base or which are not yet quantifiable, cannot be precisely anticipated. Utilizing an outside actuary, management believes that it can reasonably estimate the amount of the loss reserves which will likely settle in the next three years. Based on this estimate, management determines how much of the discount will likely reverse and could be recovered, if necessary, from taxes paid in the three-year carryback period.

     Management does not believe it can reasonably determine the amount of loss reserve deferred tax benefit which can be recovered from future taxable income arising more than three years in the future, using a more likely than not standard.

     The change in the valuation allowance is as follows:

                       March 31,            March 31,
                            1997                 1996
                       ---------            ---------
                       $293,001              $(7,765)
                       ========              =======

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                   ---------


8.   Unpaid Losses and Loss Adjustment Expenses:
     -------------------------------------------


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

     Company management believes the reserves are reasonably stated to cover the ultimate cost of losses and related loss adjustment expenses which are unpaid at March 31, 1997 and December 31, 1996, respectively.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                   ---------



8.   Unpaid Losses and Loss Adjustment Expenses, continued:
     -------------------------------------------

     Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                     March 31,      December 31,
                                                          1997              1996
                                                   -----------      ------------

Balance at January 1                               $63,205,000       $65,660,000
Less reinsurance recoverables                        1,951,000         2,383,000
                                                   -----------       -----------

Net balance at January 1                            61,254,000        63,277,000
                                                   -----------       -----------

Incurred related to:
 Current year                                        3,259,248        15,802,388
 Prior years                                           166,022         4,576,958
                                                   -----------       -----------

   Total incurred                                    3,425,270        20,379,346
                                                   -----------       -----------

Paid related to:
 Current year                                          137,850           749,388
 Prior years                                         3,271,461        21,652,958
                                                   -----------       -----------

   Total paid                                        3,409,311        22,402,346
                                                   -----------       -----------

Net balance at end of period                        61,269,959        61,254,000
Plus reinsurance recoverables                        1,951,000         1,951,000
                                                   -----------       -----------

Balance at end of period                           $63,220,959       $63,205,000
                                                   ===========       ===========


9.   Net Income Per Common Share:
     ----------------------------

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                   ---------


9.   Net Income Per Common Share, continued:
     ----------------------------


     Other than the preferred stock discussed above, the Company does not have any other potentially dilutive stocks. Therefore, the computations for fully diluted net income per common share are not presented since the results do not differ from primary net income per common share.

     Net income per common share for the three months ended March 31, is as follows:

                                       Three Months Ended     Three Months Ended
                                         March 31, 1997          March 31, 1996
                                       ------------------     ------------------
     Net income/(loss)                     $   230,267            $    45,933
                                           ===========            ===========

     Weighted average common
      shares outstanding                     1,033,228              1,019,602

     Weighted average common stock
      options expressed as common
      stock equivalents                     18,404,076             23,980,378
                                           -----------            -----------

     Weighted average common and
      equivalent shares outstanding         19,437,304             24,999,980
                                           ===========            ===========

     Net income/(loss) per
      common share                         $      0.01            $      0.00
                                           ===========            ===========

10.  Commitments and Contingencies:
     ------------------------------

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

Results of Operations

MDHC recorded a 9% decrease in total revenues for the three months ended March 31, 1997 compared with the same period in the prior year. This decline was due to a decrease in premiums written for the first quarter of 1997 of approximately $721,000, which generated a decline in earned premium of approximately $243,000 when compared to the same period in 1996. This decrease in written premium, which was primarily the result of the movement of insureds to other carriers, occurred although MDA instituted a 15% overall rate increase which was effective January 1, 1997. During the three months ended March 31, 1997 the total count of insureds for MDHC decreased slightly, declining approximately 5% from the total count of insureds at December 31, 1996. Total investment income decreased 12.2% for the three months ended March 31, 1997, compared to the previous year. This decrease in investment income was primarily the result of a decrease in invested assets of approximately $8.5 million at March 31, 1997 compared to March 31, 1996, and a decline in realized gains of $46,992 when compared to the same period in 1996.

MDHC's total expenses for the quarter ended March 31, 1997 declined approximately $545,000 or 11.7% when compared to the same period in 1996. This decrease in total incurred expenses was due almost entirely to a decline in losses and loss adjustment expenses, which is MDHC's most significant operating expense. Loss and loss adjustment expenses decreased 12.2% for the three months ended March 31, 1997 and decreased slightly as a percentage of total revenues, to 79.2% for the quarter compared to 82.1% for the same period in the prior year. This decrease in loss and loss adjustment expenses was primarily the result of a slight increase recorded in the first quarter of 1996 in MDHC's reserves on incurred occurrence claim liabilities relating to accident years prior to 1988, which was not repeated in the first quarter of 1997.

MDHC's income before provision for federal income taxes was $230,267 for the three months ended March 31, 1997. As a result of the factors noted above, the Company's net income increased $184,334, when compared with the same period in 1996.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Financial Condition

MDHC's total consolidated assets were $93,002,469 as of March 31, 1997. Total assets declined $3,776,025 from December 31, 1996 to March 31, 1997. This decrease during the quarter was largely due to a decline in the market value of the Company's fixed-income investments of $1,126,141, a decline in premiums receivable from policyholders of $986,106, the decline in other liabilities of $1,046,197 which is primarily the payment of outstanding claim drafts, and the decline in premiums written discussed earlier. At March 31, 1997, MDHC's assets consisted primarily of cash and investments which were approximately 90% of total assets. Approximately 80% of the Company's total assets consisted of either cash, U.S. Treasury bonds, U.S. government agency bonds, or other investments either collateralized or guaranteed by U.S. government agencies or securities. MDHC does not hold, either directly or indirectly, any real estate owned for investment purposes or any fixed maturity investments rated below AA by nationally recognized rating agencies. The composition of the Company's total investments is not anticipated to change substantially in the near future.

MDHC's total consolidated liabilities as of March 31, 1997 were $72,062,853, which was a decline of approximately 3.8% from December 31, 1996. This decline was primarily the result of a decline in unearned premiums of $1,788,129 from December 31, 1996 to March 31, 1997, which is partially due to the decline in policyholders discussed earlier and is partially routine for the three months ended March 31 based on the renewal dates of the majority of the Company's annual policies. The remaining decrease was the result of a decline in other liabilities of $1,046,197 which is primarily due to the payment of outstanding claim drafts during the first quarter of 1997. Approximately 88% of MDHC's consolidated total liabilities at March 31, 1997, relate to unpaid loss and loss adjustment expenses.

Stockholders' equity decreased 4.1% for the three months ended March 31, 1997 compared with the prior year-end primarily due to the change in the market value of the Company's fixed-income investment portfolio which was discussed earlier.

Liquidity and Capital Resources

MDHC's cash flow in the immediate future will be primarily dependent upon cash dividends from MDA. MDA's cash flow is generated from its operations and investment portfolio. MDHC's net cash used by operating activities was $1,761,528 at March 31, 1997, compared to cash used by operating activities of $1,912,565 at March 31, 1996.

The decrease in net cash used from operations of $151,037 for the first quarter of 1997 when compared to the net cash used from operations during the first quarter of 1996 was primarily the result of an increase in net income for the period of $184,334, a decline in income taxes paid or refunded of approximately $765,000, an increase in other assets of approximately $630,000, an increase in the decline of unearned premiums due from policyholders of approximately $435,000 which was a result of the decline in total policyholders discussed earlier, and a net increase in losses and loss adjustment expenses of approximately $233,000.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Liquidity and Capital Resources, continued

MDHC's investing activities generated net cash provided by investing activities of $417,763 for the quarter ended March 31, 1997 compared to a net decrease in cash from investing activities of $351,802 at March 31, 1996. This increase in cash provided by investing activities of $769,565 was due to the net effect of a decline in proceeds from investing activities of approximately $3.2 million at March 31, 1997, compared to the same period in 1996, coupled with a decline in the purchase of investments of approximately $3.9 million for the quarter ended March 31, 1997 compared to the same period in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, upon adoption SFAS No. 128 requires restatement of all prior periods earnings per share information. The Company has not yet determined the impact SFAS No. 128 would have on earnings per share.

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


Item 1.   Legal Proceedings.
  None.

Item 2.   Changes in Securities.
  None.

Item 3.   Defaults Upon Senior Securities.
  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
  None.

Item 5.   Other Information.
  None.

Item 6.   Exhibits and Reports on Form 8-K.
   (a)  Exhibits.
         Exhibit 11 - Computation of earnings per share (Disclosed in Note 9 of the unaudited consolidated financial statements in Part I).

         See accompanying Exhibit Index for additional Exhibits incorporated by reference.

   (b)  Reports on Form 8-K.
         None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Medical Defense Holding Co.
                                                         (Registrant)

       May 5, 1997                                  /s/ Ronald G. Benson
--------------------------                     ---------------------------------
          Date                                         Ronald G. Benson
                                                  President, CEO, and Chairman
                                                    of the Board (principal
                                                  executive officer); Director



       May 5, 1997                                  /s/ Samuel J. Pippin
--------------------------                     ---------------------------------
          Date                                         Samuel J. Pippin
                                                   Director of Accounting and
                                                   Finance (principal financial
                                                     and accounting officer)

                                 EXHIBIT INDEX


Exhibit                                                            Page
  No.                         Description                           No.
-------                       -----------                          ----
  3.1       -- Articles of Incorporation of Medical
               Defense Holding Co. (Filed as Exhibit 3.1
               to the Registrant's Registration
               Statement on Form S-1 (file #0-28214) and
               hereby incorporated by reference.)........

  3.2       -- Bylaws of Medical Defense Holding Co.
               (Filed as Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-1 (file
               #0-28214) and hereby incorporated by
               reference.)...............................

  4.1       -- Right of First Refusal Agreement (Filed
               as Exhibit 4.1 to the Registrant's
               Registration Statement on Form S-1 (file
               #0-28214) and hereby incorporated by
               reference.)...............................

  4.2       -- Specimen Stock Certificate for Preferred
               Stock (Filed as Exhibit 4.2 to the
               Registrant's Registration Statement on
               Form S-1 (file #0-28214) and hereby
               incorporated by reference.)...............

  4.3       -- Specimen Stock Certificate for Class A
               Common Stock (Filed as Exhibit 4.3 to the
               Registrant's Registration Statement on
               Form S-1 (file #0-28214) and hereby
               incorporated by reference.)...............

  4.4       -- Specimen Stock Certificate for Class B
               Common Stock (Filed as Exhibit 4.4 to the
               Registrant's Registration Statement on
               Form S-1 (file #0-28214) and hereby
               incorporated by reference.)...............

 10.1       -- 1983 Management Agreement between Medical
               Defense Associates and Medical Defense
               Services Corp., as amended (Filed as
               Exhibit 10.1 to the Registrant's
               Registration Statement on Form S-1 (file
               #0-28214) and hereby incorporated by
               reference.)...............................

 10.2       -- 1983 Management Agreement between Medical
               Defense Insurance Company and Medical
               Defense Services Corp., as amended (Filed
               as Exhibit 10.2 to the Registrant's
               Registration Statement on Form S-1 (file
               #0-28214) and hereby incorporated by
               reference.)...............................

 10.3       -- Amended and Restated Employment Agreement
               between Ronald G. Benson and Medical
               Defense Services Corp., dated January 1,
               1993 (Filed as Exhibit 10.3 to the
               Registrant's Registration Statement on
               Form S-1 (file #0-28214) and hereby
               incorporated by reference.)...............

 10.4       -- Amended and Restated Employment Agreement
               between Geraldine Hatfield (Morrison) and
               Medical Defense Services Corp., dated
               January 1, 1993 (Filed as Exhibit 10.4 to
               the Registrant's Registration Statement
               on Form S-1 (file #0-28214) and hereby
               incorporated by reference.)...............

 10.5       -- Amended and Restated Employment Agreement
               between Arlen D. Winsky and Medical
               Defense Services Corp., dated January 1,
               1993 (Filed as Exhibit 10.5 to the
               Registrant's Registration Statement on
               Form S-1 (file #0-28214) and hereby
               incorporated by reference.)...............




Exhibit                                                             Page
  No.                                Description                     No.
-------                              -----------                    ----
 10.6              -- Amended and Restated Employment Agreement
                      between David W. Brown and Medical
                      Defense Services Corp., dated January 1,
                      1993 (Filed as Exhibit 10.6 to the
                      Registrant's Registration Statement on
                      Form S-1 (file #0-28214) and hereby
                      incorporated by reference.)...............

 10.7              -- Amended and Restated Employment Agreement
                      between Gary L. Robinson and Medical
                      Defense Services Corp., dated January 1,
                      1993 (Filed as Exhibit 10.7 to the
                      Registrant's Registration Statement on
                      Form S-1 (file #0-28214) and hereby
                      incorporated by reference.)...............

 10.8              -- Amended and Restated Employment Agreement
                      between John J. Stamatis and Medical
                      Defense Services Corp., dated January 1,
                      1993 (Filed as Exhibit 10.8 to the
                      Registrant's Registration Statement on
                      Form S-1 (file #0-28214) and hereby
                      incorporated by reference.)...............

 10.9              -- Medical Defense Services Corp. Integrated
                      Money Purchase Pension and Trust
                      Agreement, between, Medical Defense
                      Services Corp. and Boatmen's Trust
                      Company, as amended, dated December 31,
                      1990 (Filed as Exhibit 10.9 to the
                      Registrant's Registration Statement on
                      Form S-1 (file #0-28214) and hereby
                      incorporated by reference.)...............

 10.10             -- Carnahan, Evans, Cantwell & Brown, P.C.
                      Defined Contribution Prototype Plan and
                      Trust Agreement, adopted December 31,
                      1990 (Filed as Exhibit 10.10 to the
                      Registrant's Registration Statement on
                      Form S-1 (file #0-28214) and hereby
                      incorporated by reference.)...............

 10.11             -- Medical Defense Services Corp. Executive
                      Compensation Plan, dated October 15, 1993
                      (Filed as Exhibit 10.11 to the
                      Registrant's Registration Statement on
                      Form S-1 (file #0-28214) and hereby
                      incorporated by reference.)...............

 10.12             -- Form of Deposit Agreement between Medical
                      Defense Associates and Central Bank,
                      Jefferson City, Missouri (Filed as
                      Exhibit 10.12 to the Registrant's
                      Registration Statement on Form S-1 (file
                      #0-28214) and hereby incorporated by
                      reference.)...............................

 10.13             -- Form of Employment Guaranty Agreement by
                      Medical Defense Holding Co. guaranteeing
                      existing Medical Defense Services Corp.'s
                      employment agreements (Filed as Exhibit
                      10.13 to the Registrant's 1995 Annual
                      Report on Form 10K (file #0-28214) and
                      hereby incorporated by reference.)........

 11.1              -- Statement re computation of per share
                      earnings (Disclosed in Note 9 to the
                      Registrant's accompanying unaudited
                      consolidated financial statements
                      included in Part I of this form 10Q)......

 21.1              -- Subsidiaries of the registrant (Filed as
                      Exhibit 21.1 to the Registrant's 1996
                      Annual Report on Form 10K (file #0-28214)
                      and hereby incorporated by reference.)....

 28.1              -- Information from reports furnished to
                      state insurance regulatory
                      authorities (Filed as Exhibit 28.1 to the
                      Registrant's 1996 Annual Report on Form
                      10K (file #0-28214) and hereby
                      incorporated by reference.)...............
