Form 10-Q
period 1997-06-30
MEDICAL DEFENSE HOLDING CO
filed 1997-08-04
CIK 934384

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1997

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

                      x  Yes                           No
                      ----                          ----
     As of July 28, 1997 there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 33,230 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.


-------------------------------------------------------------------------------

                          MEDICAL DEFENSE HOLDING CO.

                          Quarterly Report - Form 10Q

                               Table of Contents

PART I - FINANCIAL INFORMATION
                                                                                                    Page
                                                                                                    ----

ITEM 1. Financial Statements

Medical Defense Holding Co. Consolidated Balance Sheets as of
 June 30, 1997 and December 31, 1996 (Unaudited)                                                    3, 4
Medical Defense Holding Co. Consolidated Statements of Operations
 for the quarter and six months ended June 30, 1997 and 1996 (Unaudited)                             5
Medical Defense Holding Co. Consolidated Statements of Cash Flow
 for the six months ended June 30, 1997 and 1996 (Unaudited)                                         6
Medical Defense Holding Co. Notes to Consolidated Financial Statements
 (Unaudited)                                                                                        7-17

ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                      18-20



PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings                                                                            21

ITEM 2. Changes in Securities                                                                        21

ITEM 3. Defaults Upon Senior Securities                                                              21

ITEM 4. Submission of Matters to a Vote of Security Holders                                          21

ITEM 5. Other Information                                                                            21

ITEM 6. Exhibits and Reports on Form 8-K                                                             21


SIGNATURES                                                                                           22


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          MEDICAL DEFENSE HOLDING CO.

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996

                                  (Unaudited)

                                   ---------


                                                                              June 30,                December 31,
                    ASSETS                                                        1997                        1996
                                                                              --------                ------------
Investments:
  Fixed maturity investments, at market value
    (amortized cost of $77,900,009 and
    $79,151,698, respectively)                                             $77,440,033                 $78,789,906
  Short-term investments, at cost                                            6,142,149                   4,508,740
                                                                           -----------                 -----------

    Total investments                                                       83,582,182                  83,298,646

Other assets:
  Cash and cash equivalents                                                  3,451,803                   3,514,854
  Accrued investment income                                                  1,044,027                   1,054,327
  Premium receivable                                                         1,333,458                   1,895,965

  Reinsurance recoverable on loss
    and loss expenses:
   Paid claims                                                                                               2,798
   Unpaid claims                                                             1,371,000                   1,951,000

  Deferred policy acquisition costs                                             41,018

  Property and equipment, net of accumulated
    depreciation of $1,207,259 and
    $1,163,536, respectively                                                 1,073,196                   1,117,542

  Federal income tax:
    Current                                                                    180,027                   2,401,224
    Deferred                                                                 1,318,000                   1,204,000

  Other assets                                                                 493,822                     338,138
                                                                           -----------                 -----------
    Total assets                                                           $93,888,533                 $96,778,494
                                                                           ===========                 ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      June 30, 1997 and December 31, 1996

                                  (Unaudited)

                                   --------


                  LIABILITIES &                                                 June 30,                 December 31,
               STOCKHOLDERS' EQUITY                                                 1997                         1996
                                                                                --------                 ------------
Liabilities:
  Claims and policy liabilities:
    Unpaid losses and loss adjustment expenses                               $62,502,597                  $63,205,000
    Unearned premiums                                                          5,087,983                    7,571,534
                                                                             -----------                  -----------

    Total claims and policy liabilities                                       67,590,580                   70,776,534

Other liabilities:
  Retrospective premium due reinsurers                                         1,970,047                    1,970,047
  Amounts withheld or retained by Company
    for account of others                                                        653,026                      273,679
  Other liabilities                                                            1,087,991                    1,922,744
                                                                             -----------                  -----------

    Total liabilities                                                         71,301,644                   74,943,004
                                                                             -----------                  -----------

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    12,000,000 shares authorized;  9,202,038 and
    9,208,851 shares issued and outstanding, respectively                      9,202,038                    9,208,851
  Class A common stock, $0.50 per share;
    2,000,000 shares authorized;  999,998 shares
    issued and outstanding                                                       499,999                      499,999
  Class B common stock, $0.50 per share;
    48,000,000 shares authorized;  33,230 and 19,604
    shares issued and outstanding, respectively                                   16,615                        9,802
  Additional paid-in capital                                                   1,668,803                    1,668,803
  Unrealized gains (losses) on investments
    (net of recoverable deferred income taxes
    of $122,565 and $122,565, respectively)                                     (336,638)                    (237,920)
  Retained earnings                                                           11,536,072                   10,685,955
                                                                             -----------                  -----------

    Total stockholders' equity                                                22,586,889                   21,835,490
                                                                             -----------                  -----------

      Total liabilities, redeemable preferred
        stock, and stockholders' equity                                      $93,888,533                  $96,778,494
                                                                             ===========                  ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                                   ---------

                                                         Quarter Ended              Six Months Ended
                                                            June 30,                    June 30,
                                                       1997          1996          1997          1996
                                                   -----------   ------------   -----------   -----------
Revenues:
 Premiums earned                                   $ 2,904,048   $ 3,189,594    $ 5,905,187   $ 6,433,362
 Investment income                                   1,329,718     1,402,013      2,647,102     2,856,265
 Net realized investment gains                           1,050        19,244          6,943        72,129
 Other income                                              179            80            465           305
                                                   -----------   -----------    -----------   -----------

  Total revenues                                     4,234,995     4,610,931      8,559,697     9,362,061
                                                   -----------   -----------    -----------   -----------

Expenses:
 Losses and loss adjustment expenses,
   net of reinsurance recoveries of $(580,000),
   $-0-, $(580,000) and $-0-, respectively           3,001,974     5,543,348      6,427,244     9,445,368
 Amortization of policy acquisition costs                             57,523                      117,072
 Other underwriting and insurance
   expenses                                            506,738       538,859      1,061,581     1,122,619
 Investment expenses                                    53,931        64,085        120,951       138,077
 Other operating expenses                               52,502        26,597         99,804        46,556
                                                   -----------   -----------    -----------   -----------

   Total expenses                                    3,615,145     6,230,412      7,709,580    10,869,692
                                                   -----------   -----------    -----------   -----------

    Income (loss) before provision
       for federal income taxes                       619,850     (1,619,481)       850,117    (1,507,631)
                                                  -----------    -----------    -----------   -----------

 Provision for federal income taxes:
  Current                                             152,000       (630,392)       114,000      (690,000)
  Deferred                                           (152,000)       575,431       (114,000)      700,956
                                                  -----------    -----------    -----------   -----------

   Total tax provision/(benefit)                            0        (54,961)             0        10,956
                                                  -----------    -----------    -----------   -----------

     Net income (loss)                            $   619,850    $(1,564,520)   $   850,117   $(1,518,587)
                                                  ===========    ===========    ===========   ===========

Earnings per common share and common
 equivalent share (Note 9):
Primary-Weighted average shares                    19,437,304     24,999,980     19,437,304    24,999,980
                                                  ===========    ===========    ===========   ===========

Net income (loss) per common share                $      0.03    $     (0.06)   $      0.04   $     (0.06)
                                                  ===========    ===========    ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                for the six months ended June 30, 1997 and 1996

                                  (Unaudited)
                                   --------

                                                                                      June 30, 1997         June 30, 1996
                                                                                      -------------         -------------
Operating activities:
 Net income (loss)                                                                      $   850,117         $ (1,518,587)

 Adjustments to reconcile net income to net cash provided
   by operating activities:
  Realized investment gains                                                                  (6,943)             (72,129)
  Depreciation and amortization of deferred policy
   acquisition costs                                                                         53,361              159,707
  Provision for deferred income tax                                                        (114,000)             700,956

 Change in assets and liabilities:
  Accrual and amortization of investment income                                             (12,887)             (18,929)
  Premiums receivable from policyholders                                                    562,507              586,907
  Deferral of policy acquisition costs                                                      (41,018)             (94,836)
  Reinsurance recoverable on loss & loss expenses:
   Paid claims                                                                                2,798             (403,900)
   Unpaid claims                                                                            580,000              403,000
  Unpaid losses & loss adjustment expenses                                                 (702,403)          (1,483,350)
  Unearned premiums                                                                      (2,483,551)          (1,904,351)
  Amounts withheld or retained by Company on account
   of others                                                                                379,347              448,800
  Income tax                                                                              2,221,197           (1,740,000)
  Other assets                                                                             (155,684)             105,495
  Other liabilities                                                                        (834,753)            (712,862)
                                                                                        -----------         ------------

    Net cash (used) provided by operating activities                                        298,088           (5,544,079)
                                                                                        -----------         ------------

Investing activities:
 Proceeds from:
  Fixed maturity investments - Sales                                                      4,034,922            4,572,813
  Fixed maturity investments - Maturities                                                 3,394,688            2,942,321
  Short-term investments                                                                  7,050,000           13,490,844

 Purchase of investments:
  Fixed maturity investments                                                             (6,278,164)          (6,031,407)
  Short-term investments                                                                 (8,553,570)         (10,986,651)
  Purchases of property and equipment (net)                                                  (9,015)            (125,795)
                                                                                        -----------         ------------

   Net cash (used) provided by investing activities                                        (361,139)           3,862,125
                                                                                        -----------         ------------

   Net (decrease) in cash and cash equivalents                                              (63,051)          (1,681,954)

Cash and cash equivalents, beginning of period                                            3,514,854            4,952,745
                                                                                        -----------         ------------

Cash and cash equivalents, end of period                                                $ 3,451,803         $  3,270,791
                                                                                        ===========         ============

Federal income taxes paid (refunded)                                                    $(2,107,197)        $  1,020,000
                                                                                        ===========         ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                                   ---------



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

2.   Basis of Presentation:

     All June 30, 1997 and 1996 information contained in the following footnotes is unaudited. It is management's opinion that the financial statements as of June 30, 1997 and 1996 and for the six months then ended reflect all adjustments which are necessary to present a fair statement of results for the interim periods presented. The financial statements of MDA and its subsidiaries as of June 30, 1997 and 1996, have been consolidated with the Company in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of the Company, effective on June 26, 1995. All significant intercompany transactions have been eliminated. All other adjustments made are of a normal recurring nature.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                   --------

B.   Recently Issued Accounting Standards:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (`SFAS 128'). SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, upon adoption SFAS No. 128 requires restatement of all prior periods earnings per share information. The Company has not yet determined the impact SFAS No. 128 would have on earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for fiscal years beginning after December 31, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company has not yet determined the effect SFAS 130 will have on the financial statements.

C.   Investments:

     In May, 1993, the Financial Accounting Standards Board published SFAS No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which, among other things, requires companies to classify debt and equity securities into three categories. Held-to-maturity debt securities that the Association has the positive intent and ability to hold to maturity are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are to be reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified in the other two categories are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of surplus as regards policyholders.

     The accompanying consolidated GAAP financial statements of the Company for the six months ended June 30, 1997 and the year ended December 31, 1996 have been prepared in accordance with SFAS 115, and the Company has classified all investments in fixed maturities as available for sale. Should the Company experience declines in market value that are other than temporary, the difference between amortized cost and market would be recognized through current earnings.

     Fair value is defined as market value based on third-party quoted market prices or, when unavailable, on similar investments.

     Investment income includes amortization of premium and accretion of discount relating to fixed maturities acquired at other than par value.

D.   Reinsurance:

     The Company has adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts", which requires certain changes in the manner in which insurance enterprises account for and report on insurance contracts. Among other things, SFAS 113 eliminates the practice by insurance enterprises of reporting assets and liabilities related to reinsurance contracts net of the effects of reinsurance. It requires reinsurance receivables and prepaid reinsurance premiums to be reported as assets.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


E.   Income Taxes:

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax effect of events that have been included in the financial statements or tax returns.

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

5.   Investments:

     The following information summarizes the difference between amortized cost and market value of fixed maturities investments:

                                                                            Gross       Gross    Estimated
                                                            Amortized  Unrealized  Unrealized       Market
                   June 30, 1997                                 Cost       Gains      Losses        Value
                   -------------                          -----------  ----------  ----------  -----------
     U.S. Treasury debt securities and obligations
       of U.S. Government corporations and
       agencies                                           $39,471,661    $136,006    $354,128  $39,253,539
     Corporate debt securities                              6,258,960      62,224      46,425    6,274,759
     Mortgage-backed securities                            28,900,285     156,584     394,972   28,661,897
     Other debt securities                                  3,269,103      17,056      36,321    3,249,838
                                                          -----------    --------    --------  -----------
                                                          $77,900,009    $371,870    $831,846  $77,440,033
                                                          ===========    ========    ========  ===========
                 December 31, 1996
                 -----------------
     U.S. Treasury debt securities and obligations
       of U.S. Government corporations and
       agencies                                           $40,130,465    $207,149    $336,604  $40,001,010
     Corporate debt securities                              6,371,525      78,063      37,161    6,412,427
     Mortgage-backed securities                            29,829,606     188,864     434,881   29,583,589
     Other debt securities                                  2,820,102      13,306      40,528    2,792,880
                                                          -----------    --------    --------  -----------
                                                          $79,151,698    $487,382    $849,174  $78,789,906
                                                          ===========    ========    ========  ===========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                  -----------


5.   Investments, continued:

     The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the six months ended June 30, 1997 and the year ended December 31, 1996, is as follows:

                                 June 30,         December 31,
                                     1997                 1996
                                 --------         ------------
                                 $(97,718)         $(1,108,031)
                                 ========          ===========

     The amortized cost and estimated market value of debt securities by contractual maturity are shown as follows:

                                                                                       Estimated
                                                                  Amortized               Market
     June 30, 1997                                                     Cost                Value
     -------------                                              -----------           ----------
     Due in one year or less                                    $ 9,558,146           $ 9,508,782
     Due after one year through five years                       38,901,326            38,664,009
     Due after five years through ten years                      23,648,696            23,503,180
     Due after ten years                                          5,791,841             5,764,062
                                                                -----------           -----------
                                                                $77,900,009           $77,440,033
                                                                ===========           ===========

     For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser.

     Accrued investment income at June 30, 1997 and December 31, 1996, is as follows:

                                                                  June 30,           December 31,
                                                                      1997                   1996
                                                                ----------           ------------
U.S. Treasury securities                                        $  725,437             $  726,630
Corporate bonds                                                    137,112                140,595
Mortgage-backed securities                                         169,550                174,860
Other debt securities                                               11,928                 12,242
                                                                ----------             ----------
                                                                $1,044,027             $1,054,327
                                                                ==========             ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


5.   Investments, continued:

          Securities on Deposit With Statutory Authorities:
          ------------------------------------------------

          To comply with the Missouri Department of Insurance, MDA had a U.S. Treasury Note with a par value of $1,400,000 as of June 30, 1997 and December 31, 1996 on deposit with the State of Missouri. In addition, to comply with a special agreement with the Missouri Department of Insurance related to the conversion of MDA to a Chapter 379 stock insurance company and the release of MDA members from potential future assessment liability, MDA had U.S. Treasury Notes with a total par value of $5,000,000, on deposit with the State of Missouri at June 30, 1997 and December 31, 1996.

          To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of June 30, 1997 and December 31, 1996, on deposit with the State of Missouri.

          Escrow Funds:
          ------------

          Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. The Company receives all earnings on the escrowed funds. At June 30, 1997 and December 31, 1996, the escrowed funds were invested in a $400,000 par value U.S. Treasury Note with a fair value of $398,472 and $400,876, respectively, which is included with investments on the balance sheet. This U.S. Treasury Note matures April 30, 2001.


     Net investment income by source was as follows for the six months ended June 30, 1997 and 1996:

                                                     June 30,             June 30,
                                                         1997                 1996
                                                   ----------           ----------
     Investment income:
       Fixed maturity investments                  $2,454,884           $2,619,586
       Short-term investments                         192,218              236,679
                                                   ----------           ----------

           Total investment income                  2,647,102            2,856,265

     Less investment expenses                         120,951              138,077
                                                   ----------           ----------

             Net investment income                 $2,526,151           $2,718,188
                                                   ==========           ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                  ---------


5.   Investments, continued:

     Realized gains on investments reflected in the results of operations for the six months ended June 30, 1997 and 1996, are as follows:

                                                                    June 30,                  June 30,
                                                                        1997                      1996
                                                                    --------                  --------
Sale of fixed maturity investments:
  Realized gains                                                     $12,514                   $74,834
  Realized losses                                                     (5,571)                   (2,705)
                                                                     -------                   -------

    Net realized gains                                               $ 6,943                   $72,129
                                                                     =======                   =======

6.   Statutory Disclosures:

     Net income and surplus reported by MDA separately in its reports filed or to be filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:


                                                                    June 30,                  June 30,
                                                                        1997                      1996
                                                                    --------                  --------
Net income/(loss) for six months ended June 30                   $   603,399               $  (930,839)
                                                                 ===========               ===========
Surplus (including equity in MDS and
     MDIC), June 30                                              $21,453,743               $23,077,748
                                                                 ===========               ===========

     Net income and surplus reported by MDIC separately in its reports filed or to be filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:


                                                                    June 30,                  June 30,
                                                                        1997                      1996
                                                                    --------                  --------
Net income for six months ended June 30                           $   32,827                $   11,311
                                                                  ==========                ==========
Surplus, June 30                                                  $4,365,525                $4,416,868
                                                                  ==========                ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                   --------


7.   Federal Income Tax:

     The Company files a consolidated federal income tax return. MDA and MDIC are statutorily exempt from state income taxes. State income taxes relating to the Company and MDS are included in other operating expenses in the consolidated statement of income. None of the Company's income tax filings are currently under examination.

     The following table accounts for the differences between the total actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before income taxes:

                                                           Six Months Ended                 Six Months Ended
                                                             June 30, 1997                    June 30, 1996
                                                           ----------------                 ----------------

                                                         Income       Effective           Income     Effective
                                                          Taxes        Tax Rate            Taxes      Tax Rate
                                                         ------       ---------           ------     ---------
     Pre-tax income calculated at
       statutory tax rates                            $ 289,040           34.00%       $(512,595)       (34.00)%
     Other permanent differences                         20,142            2.37            9,194          0.61
     Change in valuation allowance                     (309,182)         (36.37)         514,357         34.12
                                                      ---------          ------        ---------       -------

     Provision for income taxes                       $       0               0%       $  10,956          0.73%
                                                      =========          ======        =========       =======


     The components of the net deferred tax asset at June 30, 1997 and December 31, 1996, are as follows:


                                                               June 30, 1997                         December 31, 1996
                                                               -------------                         -----------------

                                                      Deferred            Deferred            Deferred          Deferred
                                                     Tax Asset       Tax Liability           Tax Asset     Tax Liability
                                                     ---------       -------------           ---------     -------------
Tax discounting of loss reserves                   $ 4,057,366                             $ 4,069,721
Tax acceleration of unearned premium                   345,983                                 514,864
Deferred policy acquisition costs                                          $13,946
Unrealized gain/loss                                   156,129                                 122,565
                                                   -----------             -------         -----------

                                                   $ 4,559,478             $13,946         $ 4,707,150                 -
                                                   ===========             =======         ===========     =============

Net deferred federal income tax asset              $ 4,545,532                             $ 4,707,150

Valuation allowance                                 (3,227,532)                             (3,503,150)
                                                   -----------                             -----------

Net realized deferred tax asset                    $ 1,318,000                             $ 1,204,000
                                                   ===========                             ===========


                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   --------


7.   Federal Income Tax, continued:


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

     The change in the valuation allowance is as follows:

                                            June 30,          June 30,
                                                1997              1996
                                            --------          --------
                                          $ (275,618)         $514,357
                                          ==========          ========

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

     Company management believes the reserves are reasonably stated to cover the ultimate cost of losses and related loss adjustment expenses which are unpaid at June 30, 1997 and December 31, 1996, respectively; however, as the reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates.

     MDIC's reserves for loss and loss adjustment expenses have not been actuarially reviewed due to the few number of claims outstanding. MDIC's reserves represent less than 1% of total reserves for the periods represented by the financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ---------


8.   Unpaid Losses and Loss Adjustment Expenses, continued:

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                                       June 30,                December 31,
                                                                                         1997                      1996
                                                                                      -----------              -------------
Balance at January 1                                                                  $63,205,000                $65,660,000
Less reinsurance recoverables                                                           1,951,000                  2,383,000
                                                                                      -----------                -----------

Net balance at January 1                                                               61,254,000                 63,277,000
                                                                                      -----------                -----------

Incurred related to:
 Current year                                                                           7,086,217                 15,802,388
 Prior years                                                                             (658,973)                 4,576,958
                                                                                      -----------                -----------

  Total incurred                                                                        6,427,244                 20,379,346
                                                                                      -----------                -----------

Paid related to:
 Current year                                                                             287,670                    749,388
 Prior years                                                                            6,261,977                 21,652,958
                                                                                      -----------                -----------

  Total paid                                                                            6,549,647                 22,402,346
                                                                                      -----------                -----------

Net balance at end of period                                                           61,131,597                 61,254,000
Plus reinsurance recoverables                                                           1,371,000                  1,951,000
                                                                                      -----------                -----------

Balance at end of period                                                              $62,502,597                $63,205,000
                                                                                      ===========                ===========

9.   Net Income Per Common Share:

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

                                  ----------



9.   Net Income Per Common Share:

     Other than the preferred stock discussed above, the Company does not have any other potentially dilutive stocks. Therefore, the computations for fully dilutive net income per common share are not presented since the results do not differ from primary net income per common share.

     Following are the net income per common share computations for the six months ended June 30, 1997 and 1996:


                                                                     Six Months Ended         Six Months Ended
                                                                       June 30, 1997            June 30, 1996
                                                                     ----------------         ----------------
  Net income(loss)                                                       $   850,117             $(1,518,587)
                                                                         ===========             ===========

  Weighted average common shares outstanding                               1,033,228               1,019,602
  Weighted average common stock options expressed
    as common stock equivalents                                           18,404,076              23,980,378
                                                                         -----------             -----------
  Weighted average common and equivalent
    shares outstanding                                                    19,437,304              24,999,980
                                                                         ===========             ===========


 Net income(loss) per common share                                       $      0.04             $     (0.06)
                                                                         ===========             ===========


10.  Commitments and Contingencies:

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

Results of Operations

MDHC recorded an 8.2% decrease in total revenues in the second quarter of 1997 and an 8.6% decrease in total revenue for the six months ended June 30, 1997, compared with the same periods in the prior year. The decrease in total revenues during the quarter and the six months ended June 30, 1997, was primarily due to a decrease in premium revenue. This decrease in premiums earned, which occurred although MDA instituted a 15% overall rate increase effective January 1, 1997, was due to a decline in premiums written during the first six months of 1997 of approximately $1,070,000 or 24% compared to the same time period in 1996. This decrease in premiums written was the result of a decline in total policyholders of approximately 9% which was concentrated in the higher premium surgical classifications. The remaining decreases were the result of various other changes in the Company's book of business which primarily relate to specialty classifications and discounts which policyholders are eligible to receive.

Investment income decreased 5.2% for the quarter ended June 30, 1997, and decreased by 7.3% for the six months ended June 30, 1997, compared to the same periods in 1996. This variation was primarily the result of a slightly reduced level of total invested assets and fluctuations in market interest rates during the first six months of both 1997 and 1996. Net realized investment gains were $1,050 in the second quarter and $6,943 for the six months ended June 30, 1997, compared to $19,244 and $72,129 in the same prior year periods, respectively.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Results of Operations, continued

MDHC's total expenses for the second quarter and six-month period ended June 30, 1997 represented approximately 85% and 90% of total revenues, respectively, compared to 135% and 116% during the same periods in 1996. The decrease in expenses during the first six months of 1997, compared to the same period in 1996, is almost entirely the result of decreases in expenses for losses and loss adjustment expenses. Working with the Company's independent actuary, Company management has continued to closely monitor its loss and loss adjustment expenses. The Company's most recent actuarial study indicated some slight improvement in projected ultimate loss and loss adjustment expenses for accident years prior to 1997, which is reflected in the Company's results as of June 30, 1997. Actuarial studies performed for the same period in 1996 indicated an projected increase in projected ultimate loss and loss adjustment expenses and based on those studies the Company strengthened its reserve for losses and loss adjustment expenses by approximately $2.4 million as of June 30, 1996. The Company will continue to monitor the level of claim severity and to seek input from actuaries as appropriate. There can be no assurance, however, that the estimates of the actuaries will not have to be revised, or that the Company's reserve for loss and loss adjustment expense will not differ from the total of amounts ultimately paid out. Other operating expenses for the quarter and six months ended June 30, 1997 were down slightly from the same periods in 1996 which was primarily the result of a small decrease in Company staffing levels during the first six months of 1997 compared to the same period in 1996.

Financial Condition

MDHC's total consolidated assets were $93,888,533 as of June 30, 1997 consisting primarily of cash and investments which comprised approximately 93% of total assets. Approximately 83% of MDHC's total assets consisted of cash, U.S. Treasury bonds, U.S. government agency bonds, and other investments either collateralized or guaranteed by U.S. government agencies or securities. MDHC's total assets declined approximately $2.9 million during the six months ended June 30, 1997, which was due primarily to a decline in premiums written of approximately $1.1 million, a decrease in reinsurance recoverables on unpaid claims of $0.6 million, payment of other liabilities of approximately $0.8 million, and a small decline in the market value of the Company's fixed maturity investments which is the result of fluctuations in market interest rates. MDHC does not hold, either directly or indirectly, any real estate owned for investment purposes or any fixed maturity investments rated below AA by nationally recognized rating agencies. The composition of MDHC's total investments is not anticipated to change substantially in the near future.

MDHC's total consolidated liabilities as of June 30, 1997, were $71,301,644 which was a decline of approximately 5% from December 31, 1996. This decline was the result of a decline in unearned premiums of $2.5 million, a decrease in unpaid loss and loss adjustment expense of $0.7 million and the reduction of other liabilities as noted above. Approximately 88% of MDHC's consolidated total liabilities at June 30, 1997, relate to unpaid loss and loss adjustment expenses.

Stockholders' equity increased 3.4% as of June 30, 1997, compared with the prior year-end. This increase was primarily the result of net income for the six months ended June 30, 1997 of $850,117.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued



Liquidity and Capital Resources

MDHC's cash flow is generated from its operations and investment portfolio. Net cash provided by operating activities for the six months ended June 30, 1997 increased $5,842,167 from the comparable period in 1996. This increase in cash provided by operating activities was caused primarily by a decrease in amounts either paid or due relating to current and deferred federal income taxes of approximately $3.1 million, a net increase in net income of approximately $2.4 million for the six months ended June 30, 1997 as compared to the same period in 1996, and other minor variations in cash flow between the comparable periods.

MDHC's investing activities resulted in a decrease in cash provided by investing activities of $361,139 at June 30, 1997 compared to an increase in cash provided by investing activities of $3,862,125 for the same period in 1996. This variation was due to the net sale of short-term investments of $2.5 million for the 1996 period to fund operating activities, whereas net purchases of short-term investments for the six months ended June 30, 1997 totaled $1.5 million.

MDHC's cash flow from operations and its investment portfolio are utilized to meet its obligations related to payment of losses and loss adjustment expenses, payment of operating expenses, and other needs as deemed necessary from time to time. MDHC anticipates that its future cash flow will be sufficient to meet the Company's ongoing obligations for the foreseeable future.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (`SFAS 128'). SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, upon adoption SFAS No. 128 requires restatement of all prior periods earnings per share information. The Company has not yet determined the impact SFAS No. 128 would have on earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for fiscal years beginning after December 31, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has not yet determined the effect SFAS 130 will have on the financial statements.

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


                                                                              Medical Defense Holding Co.
                                                                                      (Registrant)


          July 28, 1997                                                           /s/ Ronald G. Benson
----------------------------------                          -------------------------------------------------------------
               Date                                                                 Ronald G. Benson
                                                                             President, CEO, and Chairman
                                                                                of the Board (principal
                                                                             executive officer); Director



          July 28, 1997                                                           /s/ Samuel J. Pippin
----------------------------------                          -------------------------------------------------------------
               Date                                                                Samuel J. Pippin
                                                                              Director of Accounting and
                                                                             Finance (principal financial
                                                                                and accounting officer)

                                                           EXHIBIT INDEX


Exhibit                                                                                                               Page
  No.                                                 Description                                                      No.
  ---                                                 -----------                                                      ---
  3.1     -- Articles of Incorporation of Medical Defense Holding Co. (Filed as Exhibit 3.1 to the
             Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...................................................................................

  3.2     -- Bylaws of Medical Defense Holding Co. (Filed as Exhibit 3.2 to the Registrant's
             Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).......

  4.1     -- Right of First Refusal Agreement (Filed as Exhibit 4.1 to the Registrant's Registration
             Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)....................

  4.2     -- Specimen Stock Certificate for Preferred Stock (Filed as Exhibit 4.2 to the Registrant's
             Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).......

  4.3     -- Specimen Stock Certificate for Class A Common Stock (Filed as Exhibit 4.3 to the
             Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...................................................................................

  4.4     -- Specimen Stock Certificate for Class B Common Stock (Filed as Exhibit 4.4 to the
             Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...................................................................................

  10.1    -- 1983 Management Agreement between Medical Defense Associates and Medical Defense Services
             Corp., as amended (Filed as Exhibit 10.1 to the Registrant's Registration Statement on
             Form S-1 (file #33-87444) and hereby incorporated by reference.).................................

  10.2    -- 1983 Management Agreement between Medical Defense Insurance Company and Medical Defense
             Services Corp., as amended (Filed as Exhibit 10.2 to the Registrant's Registration
             Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)....................

  10.3    -- Amended and Restated Employment Agreement between Ronald G. Benson and Medical Defense
             Services Corp., dated January 1, 1993 (Filed as Exhibit 10.3 to the Registrant's
             Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).......

  10.4    -- Amended and Restated Employment Agreement between Geraldine Hatfield (Morrison) and
             Medical Defense Services Corp., dated January 1, 1993 (Filed as Exhibit 10.4 to the
             Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...................................................................................

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


Exhibit                                                                                                          Page
  No.                                                 Description                                                 No.
  ---                                                 -----------                                                 ---

  10.6    -- Amended and Restated Employment Agreement between David W. Brown and Medical Defense
             Services Corp., dated January 1, 1993 (Filed as Exhibit 10.6 to the Registrant's
             Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..............................................................................

  10.7    -- Amended and Restated Employment Agreement between Gary L. Robinson and Medical Defense
             Services Corp., dated January 1, 1993 (Filed as Exhibit 10.7 to the Registrant's
             Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..............................................................................

  10.8    -- Amended and Restated Employment Agreement between John J. Stamatis and Medical Defense
             Services Corp., dated January 1, 1993 (Filed as Exhibit 10.8 to the Registrant's
             Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..............................................................................

  10.9    -- Medical Defense Services Corp. Integrated Money Purchase Pension and Trust Agreement,
             between, Medical Defense Services Corp. and Boatmen's Trust Company, as amended, dated
             December 31, 1990 (Filed as Exhibit 10.9 to the Registrant's Registration Statement on
             Form S-1 (file #33-87444) and hereby incorporated by reference.).........................

 10.10    -- Carnahan, Evans, Cantwell & Brown, P.C. Defined Contribution Prototype Plan and Trust
             Agreement, adopted December 31, 1990 (Filed as Exhibit 10.10 to the Registrant's
             Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..............................................................................

 10.11    -- Medical Defense Services Corp. Executive Compensation Plan, dated October 15, 1993 (Filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (file #33-87444)
             and hereby incorporated by reference.)...................................................

 10.12    -- Form of Deposit Agreement between Medical Defense Associates and Central Bank, Jefferson
             City, Missouri (Filed as Exhibit 10.12 to the Registrant's Registration Statement on Form
             S-1 (file #33-87444) and hereby incorporated by reference.)..............................

 10.13    -- Form of Employment Guaranty Agreement by Medical Defense Holding Co. guaranteeing existing Medical Defense Services Corp.'s employment agreements (Filed as Exhibit 10.13 to the Registrant's 1995 Annual Report on Form 10K (file #33-87444) and hereby incorporated by reference.)..............................................................

  11.1    -- Statement re computation of per share earnings (Disclosed in Note 9 to the Registrant's accompanying unaudited consolidated financial statements included in Part I of this form
             10Q).....................................................................................

  21.1    -- Subsidiaries of the registrant (Filed as Exhibit 21.1 to the Registrant's 1996 Annual
             Report on Form 10K and hereby incorporated by reference.)................................

  28.1    -- Information from reports furnished to state insurance regulatory authorities(Filed as
             Exhibit 28.1 to the Registrant's 1996 Annual Report on Form 10K and hereby incorporated by reference.)...........................................................................