Form 10-Q
period 1997-09-30
MEDICAL DEFENSE HOLDING CO
filed 1997-11-13
CIK 934384

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1997

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


                  X    Yes                                      No
              --------                                 --------

     As of November 10, 1997 there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 33,230 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.


________________________________________________________________________________

                          MEDICAL DEFENSE HOLDING CO.

                         Quarterly Report - Form 10-Q

                               Table of Contents


PART I - FINANCIAL INFORMATION

                                                                                            Page
                                                                                            ----
ITEM  1. Financial Statements

Medical Defense Holding Co. Consolidated Balance Sheets as of
 September 30, 1997 and December 31, 1996 (Unaudited)                                       3, 4
Medical Defense Holding Co. Consolidated Statements of Operations
 for the quarter and nine months ended September 30, 1997 and 1996 (Unaudited)                 5
Medical Defense Holding Co. Consolidated Statements of Cash Flow
 for the nine months ended September 30, 1997 and 1996 (Unaudited)                             6
Medical Defense Holding Co. Notes to Consolidated Financial Statements
 (Unaudited)                                                                                7-17

ITEM  2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        18-20



PART II - OTHER INFORMATION


ITEM  1.  Legal Proceedings                                                                   21

ITEM  2.  Changes in Securities                                                               21

ITEM  3.  Defaults Upon Senior Securities                                                     21

ITEM  4.  Submission of Matters to a Vote of Security Holders                                 21

ITEM  5.  Other Information                                                                   21

ITEM  6.  Exhibits and Reports on Form 8-K                                                    21


SIGNATURES                                                                                    22

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          MEDICAL DEFENSE HOLDING CO.

                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1997 and December 31, 1996

                                  (Unaudited)
                                   _________


                                                  September 30,      December 31,
                              ASSETS                  1997               1996
                                                  -------------      ------------

Investments:
  Fixed maturity investments, at market value
    (amortized cost of $76,528,599 and
    $79,151,698, respectively)                      $76,794,619       $78,789,906
  Short-term investments, at cost                     8,537,084         4,508,740
                                                    -----------       -----------
     Total investments                               85,331,703        83,298,646

Other assets:
  Cash and cash equivalents                           3,030,678         3,514,854
  Accrued investment income                             910,014         1,054,327
  Premium receivable                                  2,334,752         1,895,965
  Deferred policy acquisition costs                     113,098

  Reinsurance recoverable on loss
    and loss expenses:
    Paid claims                                                             2,798
    Unpaid claims                                     1,411,000         1,951,000

  Property and equipment, net of accumulated
    depreciation of $1,233,939 and
    $1,163,536, respectively                          1,056,516         1,117,542

  Federal income tax:
    Current                                             202,027         2,401,224
    Deferred                                          1,296,000         1,204,000

  Other assets                                          417,774           338,138
                                                    -----------       -----------

     Total assets                                   $96,103,562       $96,778,494
                                                    ===========       ===========




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                   September 30, 1997 and December 31, 1996

                                  (Unaudited)
                                   _________

                           LIABILITIES &                      September 30,     December 31,
                       STOCKHOLDERS' EQUITY                       1997              1996
                                                              -------------     ------------

Liabilities:
  Claims and policy liabilities:
    Unpaid losses and loss adjustment expenses                  $61,541,266      $63,205,000
    Unearned premiums                                             6,703,996        7,571,534
                                                                -----------      -----------

    Total claims and policy liabilities                          68,245,262       70,776,534

Other liabilities:
  Retrospective premium due reinsurers                            1,970,047        1,970,047
  Amounts withheld or retained by Company
    for account of others                                           223,985          273,679
  Other liabilities                                               2,521,931        1,922,744
                                                                -----------      -----------

    Total liabilities                                            72,961,225       74,943,004
                                                                -----------      -----------

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    12,000,000 shares authorized; 9,202,038 and
    9,208,851 shares issued and outstanding, respectively         9,202,038        9,208,851
  Class A common stock, $0.50 per share;
    2,000,000 shares authorized; 999,998 shares
    issued and outstanding                                          499,999          499,999
  Class B common stock, $0.50 per share;
    48,000,000 shares authorized; 33,230 and 19,604
    shares issued and outstanding, respectively                      16,615            9,802
  Additional paid-in capital                                      1,668,803        1,668,803
  Unrealized gains (losses) on investments
    (net of recoverable deferred income taxes (provision)
    of $(90,881) and $122,565, respectively                         176,417         (237,920)
  Retained earnings                                              11,578,465       10,685,955
                                                                -----------      -----------

    Total stockholders' equity                                   23,142,337       21,835,490
                                                                -----------      -----------

         Total liabilities, redeemable preferred
           stock, and stockholders' equity                      $96,103,562      $96,778,494
                                                                ===========      ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                    ________

                                                                 Quarter Ended                          Nine Months Ended
                                                                 September 30,                            September 30,
                                                           1997                 1996                1997                 1996
                                                    -------------------  ------------------  -------------------  ------------------

Revenues:
  Premiums earned                                          $ 2,783,336         $ 3,270,672          $ 8,688,523         $ 9,704,034
  Investment income                                          1,340,868           1,366,854            3,987,970           4,223,119
  Net realized investment gains (losses)                        22,797              (3,586)              29,740              68,543
  Other income                                                      71                  96                  536                 401
                                                           -----------         -----------          -----------         -----------

     Total revenues                                          4,147,072           4,634,036           12,706,769          13,996,097
                                                           -----------         -----------          -----------         -----------

Expenses:
  Losses and loss adjustment expenses,
     net of reinsurance recoveries of $(40,000),
     $436,000, $540,000 and $436,000, respectively           3,766,912           5,774,132           10,194,156          15,219,500
  Amortization of policy acquisition costs                       6,592              65,044                6,592             182,116
  Other underwriting and insurance
     expenses                                                  446,479             510,677            1,508,060           1,633,296
  Investment expenses                                           59,017              59,105              179,968             197,182
  Other operating expenses                                      39,125              37,396              138,929              83,952
                                                           -----------         -----------          -----------         -----------

     Total expenses                                          4,318,125           6,446,354           12,027,705          17,316,046
                                                           -----------         -----------          -----------         -----------

        Income/(Loss) before provision
             for federal income taxes                         (171,053)         (1,812,318)             679,064          (3,319,949)

                                                           -----------         -----------          -----------         -----------

Provision for federal income taxes:
   Current                                                     (22,000)           (400,000)              92,000          (1,090,000)

   Deferred                                                   (191,446)            (75,298)            (305,446)            625,658
                                                           -----------         -----------          -----------         -----------

       Total tax provision/(benefit)                          (213,446)           (475,298)            (213,446)           (464,342)

                                                           -----------         -----------          -----------         -----------

            Net Income/(Loss)                              $    42,393         $(1,337,020)         $   892,510         $(2,855,607)

                                                           ===========         ===========          ===========         ===========

Earnings per common share and common
  equivalent share (Note 9):
Primary-Weighted average shares                             19,437,304          24,999,980           19,437,304          24,999,980
                                                           ===========         ===========          ===========         ===========

Net income/(loss) per common share                               $0.00              $(0.05)               $0.05              $(0.11)

                                                           ===========         ===========          ===========         ===========




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

             for the nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                   ---------

                                                                                   September 30,   September 30,
                                                                                            1997            1996
                                                                                   -------------   -------------
Operating activities:
  Net income/(loss)                                                                 $    892,510    $ (2,855,607)

  Adjustments to reconcile net income to net cash provided
       by operating activities:
    Realized investment gains                                                            (29,740)        (68,543)
    Depreciation and amortization of deferred policy
         acquisition costs                                                                86,633         246,068
    Provision (benefit) for deferred income tax                                         (305,446)        625,658

  Change in assets and liabilities:
    Accrual and amortization of investment income                                         66,196         106,283
    Premiums receivable from policyholders                                              (438,787)       (400,384)
    Deferral of policy acquisition costs                                                (119,689)       (202,633)
    Reinsurance recoverable on loss & loss expenses:
      Paid claims                                                                          2,798         (69,355)
      Unpaid claims                                                                      540,000         436,000
    Unpaid losses & loss adjustment expenses                                          (1,663,734)       (350,620)
    Unearned premiums                                                                   (867,538)        244,076
    Amounts withheld or retained by Company on account
         of others                                                                       (49,694)        (78,671)
    Income tax                                                                         2,199,197      (2,140,000)
    Other assets                                                                         (79,636)        209,581
    Other liabilities                                                                    599,187         687,756
                                                                                    ------------    ------------

        Net cash provided (used) by operating activities                                 832,257      (3,610,391)
                                                                                    ------------    ------------

Investing activities:
  Proceeds from:
    Fixed maturity investments - Sales                                                 4,563,750       5,572,813
    Fixed maturity investments - Maturities                                            6,733,977       4,785,684
    Short-term investments                                                            12,050,000      16,890,844

  Purchase of investments:
    Fixed maturity investments                                                        (8,795,898)     (7,026,093)
    Short-term investments                                                           (15,849,247)    (16,221,208)
    Purchases of property and equipment (net)                                            (19,015)       (137,462)
                                                                                    ------------    ------------

      Net cash (used) provided by investing activities                                (1,316,433)      3,864,578
                                                                                    ------------    ------------

      Net (decrease) increase in cash and cash equivalents                              (484,176)        254,187

Cash and cash equivalents, beginning of period                                         3,514,854       4,952,745
                                                                                    ------------    ------------

Cash and cash equivalents, end of period                                            $  3,030,678    $  5,206,932
                                                                                    ============    ============

Federal income taxes (refunded) paid                                                $ (2,107,197)   $  1,050,000
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

                                    --------


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


2.   Basis of Presentation:
     ---------------------

     All September 30, 1997 and 1996 information contained in the following footnotes is unaudited. It is management's opinion that the financial statements as of September 30, 1997 and 1996 and for the nine months then ended reflect all adjustments which are necessary to present a fair statement of results for the interim periods presented. The financial statements of MDA and its subsidiaries as of September 30, 1997 and 1996, have been consolidated with the Company in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of the Company, effective on June 26, 1995. All significant intercompany transactions have been eliminated. All other adjustments made are of a normal recurring nature.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ---------

     B.   Recently Issued Accounting Standards:
          ------------------------------------

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

     C.   Investments:
          -----------

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

          The accompanying consolidated GAAP financial statements of the Company for the nine months ended September 30, 1997 and the year ended December 31, 1996 have been prepared in accordance with SFAS 115, and the Company has classified all investments in fixed maturities as available for sale. Should the Company experience declines in market value that are other than temporary, the difference between amortized cost and market would be recognized through current earnings.

          Fair value is defined as market value based on third-party quoted market prices or, when unavailable, on similar investments.

          Investment income includes amortization of premium and accretion of discount relating to fixed maturities acquired at other than par value.

     D.   Reinsurance:
          -----------

          The Company accounts for reinsurance receivables and prepaid reinsurance premiums as assets.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


     E.     Income Taxes:
            ------------

        The Company recognizes deferred tax liabilities and assets based on the expected future tax effect of events that have been included in the financial statements or tax returns.

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

5.    Investments:
      -----------

      The following information summarizes the difference between amortized cost and market value of fixed maturities investments:

                                                                       Gross       Gross    Estimated
                                                       Amortized  Unrealized  Unrealized       Market
                                                            Cost       Gains      Losses        Value
                                                     -----------  ----------  ----------  -----------
              September 30, 1997
---------------------------------------------
U.S. Treasury debt securities and obligations
     of U.S. Government corporations and
     agencies                                        $38,458,804    $300,301    $164,739  $38,594,366
Corporate debt securities                              6,145,805      71,969      13,787    6,203,987
Mortgage-backed securities                            27,902,580     247,986     184,938   27,965,628
Other debt securities                                  4,021,410      33,246      24,018    4,030,638
                                                     -----------    --------    --------  -----------

                                                     $76,528,599    $653,502    $387,482  $76,794,619
                                                     ===========    ========    ========  ===========

              December 31, 1996
---------------------------------------------
U.S. Treasury debt securities and obligations
     of U.S. Government corporations and
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
                                                     ===========    ========    ========  ===========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


5.  Investments, continued:
    ----------------------

    The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the nine months ended September 30, 1997 and the year ended December 31, 1996, is as follows:

                                                September 30,              December 31,
                                                         1997                      1996
                                                -------------              ------------

                                                    $ 414,337              $(1,108,031)
                                                    =========              ============

  The amortized cost and estimated market value of debt securities by contractual maturity are shown as follows:


                                                                                                                  Estimated
                                                                                        Amortized                    Market
                                                                                             Cost                     Value
                                                                                      -----------               -----------
          September 30, 1997
--------------------------------------

Due in one year or less                                                               $ 9,421,189               $ 9,420,738
Due after one year through five years                                                  38,972,335                39,053,617
Due after five years through ten years                                                 21,896,582                22,054,862
Due after ten years                                                                     6,238,493                 6,265,402
                                                                                      -----------               -----------

                                                                                      $76,528,599               $76,794,619
                                                                                      ===========               ===========


  For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser.

  Accrued investment income at September 30, 1997 and December 31, 1996, is as follows:

                                                                                    September 30,              December 31,
                                                                                             1997                      1996
                                                                                    -------------              ------------
U.S. Treasury securities                                                                 $616,229                $  726,630
Corporate bonds                                                                            91,412                   140,595
Mortgage-backed securities                                                                182,712                   174,860
Other debt securities                                                                      19,661                    12,242
                                                                                         --------                ----------

                                                                                         $910,014                $1,054,327
                                                                                         ========                ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


5.  Investments, continued:
    -----------


          Securities on Deposit With Statutory Authorities:
          ------------------------------------------------

          To comply with the Missouri Department of Insurance, MDA had a U.S. Treasury Note with a par value of $1,400,000 as of September 30, 1997 and December 31, 1996 on deposit with the State of Missouri. In addition, to comply with a special agreement with the Missouri Department of Insurance related to the conversion of MDA to a Chapter 379 stock insurance company and the release of MDA members from potential future assessment liability, MDA had U.S. Treasury Notes with a total par value of $5,000,000, on deposit with the State of Missouri at September 30, 1997 and December 31, 1996.

          To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of September 30, 1997 and December 31, 1996, on deposit with the State of Missouri.

          Escrow Funds:
          ------------

          Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. The Company receives all earnings on the escrowed funds. At September 30, 1997 and December 31, 1996, the escrowed funds were invested in a $400,000 par value U.S. Treasury Note with a fair value of $403,564 and $400,876, respectively, which is included with investments on the balance sheet. This U.S. Treasury Note matures April 30, 2001.


    Net investment income by source was as follows for the nine months ended September 30, 1997 and 1996:

                                                                              September 30,             September 30,
                                                                                       1997                      1996
                                                                              -------------             -------------
    Investment income:
       Fixed maturity investments                                                $3,667,168                $3,867,877
       Short-term investments                                                       320,802                   355,242
                                                                                 ----------                ----------

         Total investment income                                                  3,987,970                 4,223,119

    Less investment expenses                                                        179,968                   197,182
                                                                                 ----------                ----------

         Net investment income                                                   $3,808,002                $4,025,937
                                                                                 ==========                ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                  ___________


5.   Investments, continued:
     -----------

     Realized gains on investments reflected in the results of operations for the nine months ended September 30, 1997 and 1996, are as follows:

                                                                               September 30,     September 30,
                                                                                        1997              1996
                                                                               -------------     -------------
Sale of fixed maturity investments:
  Realized gains                                                                     $38,253           $74,849
  Realized losses                                                                     (8,513)           (6,306)
                                                                                     -------           -------

     Net realized gains                                                              $29,740           $68,543
                                                                                     =======           =======

6.   Statutory Disclosures:
     ---------------------

     Net income and surplus reported by MDA separately in its reports filed or to be filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:

                                                                               September 30,     September 30,
                                                                                        1997              1996
                                                                               -------------     -------------
Net income/(loss) for nine months ended September 30                             $   319,691       $(2,432,703)
                                                                                 ===========       ===========
Surplus (including equity in MDS and
     MDIC), September 30                                                         $18,962,189       $21,467,433
                                                                                 ===========       ===========

     Net income and surplus reported by MDIC separately in its reports filed or to be filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:


                                                                               September 30,     September 30,
                                                                                        1997              1996
                                                                               -------------     -------------
Net income for nine months ended September 30                                     $   44,044        $   19,242
                                                                                  ==========        ==========

Surplus, September 30                                                             $4,376,742        $4,424,799
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

   The following table accounts for the differences between the total actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before income taxes:

                                                        Nine Months Ended                  Nine Months Ended
                                                       September 30, 1997                 September 30, 1996
                                                      ---------------------              ---------------------
                                                       Income     Effective                  Income  Effective
                                                        Taxes      Tax Rate                   Taxes   Tax Rate
                                                      -------     ---------               ---------  ---------
Pre-tax income calculated at
  statutory tax rates                               $ 230,882         34.00%            $(1,128,783)    (34.00)%
Nondeductible expenses                                 11,674          1.72                  19,319       0.58
Other permanent differences                           (16,142)        (2.38)                 (7,608)     (0.23)
Change in valuation allowance                        (439,860)       (64.77)                652,730      19.66
                                                    ---------        ------             -----------     ------
Provision for income taxes                          $(213,446)       (31.43)%           $  (464,342)    (13.99)%
                                                    =========        ======             ===========     ======

  The components of the net deferred tax asset at September 30, 1997 and December 31, 1996, are as follows:


                                                             September 30, 1997                     December 31, 1996
                                                             ------------------                     -----------------
                                                          Deferred         Deferred              Deferred           Deferred
                                                         Tax Asset    Tax Liability             Tax Asset      Tax Liability
                                                         ---------    -------------            ----------      -------------
Tax discounting of loss reserves                       $ 4,008,245                            $ 4,069,721
Tax acceleration of unearned premium                       455,872                                514,864
Deferred policy acquisition costs                                          $ 13,946
Unrealized gain/loss                                                         90,881               122,565
                                                       -----------         --------           -----------        -----------
                                                       $ 4,464,117         $104,827           $ 4,707,150        $         -
                                                       ===========         ========           ===========        ===========

Net deferred federal income tax asset                  $ 4,359,290                            $ 4,707,150

Valuation allowance                                     (3,063,290)                            (3,503,150)
                                                       -----------                            -----------

Net realized deferred tax asset                        $ 1,296,000                            $ 1,204,000
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

    Projection of future income is inherently uncertain and the achievability of any projection is made more difficult by the length of the discount period. Historical losses cannot be adjusted precisely to future cost levels and the impacts of future emergence of new classes of losses or types of losses which may not be represented sufficiently in MDA's data base or which are not yet quantifiable, cannot be precisely anticipated. Utilizing an outside actuary, management believes that it can reasonably estimate the amount of the loss reserves which will likely settle in the next two years. Based on this estimate, management determines how much of the discount will likely reverse and could be recovered, if necessary, from taxes paid in the two-year carryback period.

    Management does not believe it can reasonably determine the amount of loss reserve deferred tax benefit which can be recovered from future taxable income arising more than three years in the future, using a more likely than not standard.

    The change in the valuation allowance is as follows:


                                       September 30,            September 30,
                                                1997                     1996
                                       -------------            -------------

                                           $(439,860)                $652,730
                                           =========                 ========

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

    Company management believes the reserves are reasonably stated to cover the ultimate cost of losses and related loss adjustment expenses which are unpaid at September 30, 1997 and December 31, 1996, respectively; however, as the reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________



8.  Unpaid Losses and Loss Adjustment Expenses, continued:
    ------------------------------------------

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:


                                                           September 30,       December 31,
                                                                    1997               1996
                                                           -------------       ------------
Balance at January 1                                        $63,205,000         $65,660,000
Less reinsurance recoverables                                 1,951,000           2,383,000
                                                            -----------         -----------

Net balance at January 1                                     61,254,000          63,277,000
                                                            -----------         -----------

Incurred related to:
  Current year                                               10,804,112          15,802,388
  Prior years                                                  (609,956)          4,576,958
                                                            -----------         -----------

     Total incurred                                          10,194,156          20,379,346
                                                            -----------         -----------

Paid related to:
  Current year                                                  471,188             749,388
  Prior years                                                10,846,702          21,652,958
                                                            -----------         -----------

     Total paid                                              11,317,890          22,402,346
                                                            -----------         -----------

Net balance at end of period                                 60,130,266          61,254,000
Plus reinsurance recoverables                                 1,411,000           1,951,000
                                                            -----------         -----------

Balance at end of period                                    $61,541,266         $63,205,000
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

                                  (Unaudited)
                                   _________



9.  Net Income Per Common Share:
    ---------------------------

    Other than the preferred stock discussed above, the Company does not have any other potentially dilutive stocks. Therefore, the computations for fully dilutive net income per common share are not presented since the results do not differ from primary net income per common share.

    Following are the net income per common share computations for the nine months ended September 30, 1997 and 1996:


                                                                Nine Months Ended        Nine Months Ended
                                                                September 30, 1997      September 30, 1996
                                                                ------------------      ------------------
Net income (loss)                                                      $   892,510             $(2,855,607)
                                                                       ===========             ===========


Weighted average common shares outstanding                               1,033,228               1,019,602
Weighted average common stock options expressed
     as common stock equivalents                                        18,404,076              23,980,378
                                                                       -----------             -----------
Weighted average common and equivalent
     shares outstanding                                                 19,437,304              24,999,980
                                                                       ===========             ===========


Net income (loss) per common share                                     $      0.05             $     (0.11)
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

On August 8, 1997, MDHC initiated a tender offer for up to 5,000,000 shares of its Preferred Stock, $1.00 par value. The purpose of this offer was to respond to the desires of certain shareholders for a source to liquidate all or a portion of their securities holdings in the Company, as no public market has developed for the Preferred Stock and MDHC does not anticipate that such a market will develop. This tender offer was conducted in a method commonly referred to as a "Dutch auction". Under a Dutch auction method, shareholders tender the shares they wish to sell at a price within a pre-selected range and at the close of the tender offer the company selects the lowest purchase price which will permit it to acquire up to the pre-announced number of shares. After the purchase price has been selected, all tendering shares purchased by the company are purchased at the same price, regardless of the price at which the tendering shareholder tendered the shares. This tender offer by MDHC, which concluded on October 3, 1997, had a pre-selected purchase price range of not less than $.30 or in excess of $.40 per Preferred Share in cash, subject to the terms and conditions of the offer. The tender offer concluded with 1,721,445 shares of Preferred Stock being accepted for purchase at a price of $.40 per share.

Results of Operations

MDHC recorded a 10.5% decrease in total revenues in the third quarter of 1997 and a 9.2% decrease for the nine months ended September 30, 1997, compared with the same periods in the prior year. The decrease in total revenues during the quarter and the nine month period ended September 30, 1997, was primarily due to a decrease in premium revenue. This decrease in premiums earned, which occurred although MDA instituted a 15% overall rate increase effective January 1, 1997, was due to a decline in premiums written during the first nine months of 1997 of approximately $2,070,000 or 21.5% compared to the same time frame in 1996. This decrease in premiums written was the result of a 15.8% decline in total policyholders which was concentrated in the higher premium surgical classifications. Management believes that the decline in policyholders is the result of insureds becoming employees of health care systems that self-insure their professional liability coverage and aggressive pricing used by some competitors. There can be no assurance that this trend will not continue. The remaining decreases were the result of various other changes in the Company's book of business which primarily relate to specialty classifications and discounts which policyholders are eligible to receive.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Results of Operations, continued

Investment income decreased less than 2% for the quarter ended September 30, 1997, and decreased by 5.6% for the nine months ended September 30, 1997, compared to the same periods in 1996. This variation was primarily the result of fluctuations in market interest rates during the first nine months of 1997, compared with the same period in 1996. The company had realized investment gains of $22,797 in the quarter and realized investment gains of $29,740 for the nine month period ended September 30, 1997, compared to realized investment losses of $3,586 and $68,543 in the same prior year periods, respectively. The realized investment losses for the quarter ended September 30, 1996, were the result of pre-payments on fixed-income investments.

MDHC's total expenses for the quarter and nine month periods ended September 30, 1997, represented approximately 104% and 95% of total revenues, respectively, compared to 139% and 124% during the same periods in 1996. The decrease in expenses during the first nine months of 1997, compared to the same period in 1996, is almost entirely the result of decreased claim losses and claim loss adjustment expenses which decreased 35% for the quarter and 33% for the nine months prior. As the result of an increase in claims paid late in the first quarter and during the second quarter of 1996, the Company's management retained its independent actuary to prepare an interim reserve study as of June 30, 1996. Based on that study and an additional study performed by another actuary, the Company determined to strengthen its reserve for losses and loss adjustment expenses by approximately $2.4 million as of June 30, 1996. At September 30, 1996, as in prior years, the Company had its actuary perform an updated reserve study and based on this study the Company recorded an additional approximate $2.2 million increase in reserves for claim losses and claim loss adjustment expenses. This reserve strengthening in 1996 related primarily to total expected ultimate losses for 1993 through 1996. Actuarial studies performed during 1997 do not indicate additional reserve strengthening is necessary at this time, as was the case in the prior year. The Company will continue to monitor the level of claim severity, and to seek input from actuaries as appropriate. There can be no assurance that the estimates of the actuaries will prove to be accurate, or that the Company's reserve for loss and loss adjustment expense is at the appropriate level. In the event that claim severity increases in the future, current reserve amounts may not prove to be adequate and may be increased. However, if claim severity decreases in the future, current reserve amounts may prove to be adequate or redundant.

Other underwriting and insurance expenses for the quarter and nine months ended September 30, 1997, decreased approximately 13% and 8%, respectively, compared to the same periods in 1996. This decrease is the result of a slight decrease in salaries and benefits due to a small decline in the number of employees and also, a decline in premium tax expense resulting from the decrease in written premiums discussed earlier. Investment expenses for the quarter and nine months ended September 30, 1997, remained relatively stable compared to the prior periods.

Financial Condition

MDHC's total consolidated assets were $96,103,562 as of September 30, 1997 consisting primarily of cash and investments which comprised approximately 92% of total assets. Approximately 81% of MDHC's total assets consisted of either cash, U.S. Treasury bonds, U.S. government agency bonds, or other investments either collateralized or guaranteed by U.S. government agencies or securities. MDHC's total assets declined $674,932 or less than 1% during the nine months ended September 30, 1997. MDHC does not hold, either directly or indirectly, any real estate owned for investment purposes or any fixed maturity investments rated below AA by nationally recognized rating agencies. MDHC's total investment composition is not anticipated to change substantially in the near future.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Financial Condition, continued

MDHC's total consolidated liabilities as of September 30, 1997, were $72,961,225, a decline of less than 3% from December 31, 1996. Approximately 84% of MDHC's consolidated total liabilities at September 30, 1997, relate to unpaid loss and loss adjustment expenses which, due to loss payments exceeding losses incurred by approximately $1,120,000, have declined 2.6% from the prior year end. In addition, unearned premiums declined approximately $865,000 or 11.5% from the prior year end which is the result of the decrease in premiums written discussed earlier.

Stockholders' equity increased 6% as of September 30, 1997, compared with the prior year-end due to an increase in the net unrealized gains on investments of $414,337 and net income for the period of $892,510.

Liquidity and Capital Resources

MDHC's cash flow is generated from its operations and investment portfolio. Net cash provided by operating activities at September 30, 1997, increased by $4,442,648, to $832,257, compared to cash used of $3,610,391 at September 30, 1996, to an increase in cash provided by operating activities of $832,257 at September 30, 1997. This increase in cash provided by operating activities was primarily a combination of a decrease in claim loss and loss adjustment expense payments of approximately $3.8 million and an increase in the net effect of current and deferred taxes of approximately $3.4 million for the nine months ended September 30, 1997, compared to the same period in 1996. These increases were partially offset by a decline in premiums written of approximately $2.1 million and other various changes of approximately $0.6 million, when compared to the same periods in 1996.

MDHC's investing activities resulted in a net decrease in cash used by investing activities of $1,316,433 at September 30, 1997, compared to an increase in cash provided by investing activities of $3,864,578 for the same period in 1996.
This decrease was due to the utilization of proceeds from operating activities for the acquisition of new fixed-maturity investments and short-term investments.

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


        November 10, 1997                                                     /s/ Ronald G. Benson
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



       November 10, 1997                                                       /s/ Samuel J. Pippin
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
             Date                                                                  Samuel J. Pippin
                                                                              Director of Accounting and
                                                                             Finance (principal financial
                                                                                and accounting officer)


                                 EXHIBIT INDEX

Exhibit                                                                                                               Page
  No.                                                 Description                                                      No.
-------                                               -----------                                                     ----

  3.1        --Articles of Incorporation of Medical Defense Holding Co. (Filed as Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)............................................................................

  3.2        --Bylaws of Medical Defense Holding Co. (Filed as Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

  4.1        --Right of First Refusal Agreement (Filed as Exhibit 4.1 to the Registrant's Registration
               Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).............

  4.2        --Specimen Stock Certificate for Preferred Stock (Filed as Exhibit 4.2 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

  4.3        --Specimen Stock Certificate for Class A Common Stock (Filed as Exhibit 4.3 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)............................................................................

  4.4        --Specimen Stock Certificate for Class B Common Stock (Filed as Exhibit 4.4 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)............................................................................

  10.1       --1983 Management Agreement between Medical Defense Associates and Medical Defense Services
               Corp., as amended (Filed as Exhibit 10.1 to the Registrant's Registration Statement on
               Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................

  10.2       --1983 Management Agreement between Medical Defense Insurance Company and Medical Defense
               Services Corp., as amended (Filed as Exhibit 10.2 to the Registrant's Registration
               Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).............

  10.3       --Amended and Restated Employment Agreement between Ronald G. Benson and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.3 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

  10.4       --Amended and Restated Employment Agreement between Geraldine Hatfield (Morrison) and
               Medical Defense Services Corp., dated January 1, 1993 (Filed as Exhibit 10.4 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)............................................................................

  10.5       --Amended and Restated Employment Agreement between Arlen D. Winsky and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.5 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)


Exhibit                                                                                                               Page
  No.                                                 Description                                                      No.
-------                                               -----------                                                     ----
  10.6       --Amended and Restated Employment Agreement between David W. Brown and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

  10.7       --Amended and Restated Employment Agreement between Gary L. Robinson and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.7 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

  10.8       --Amended and Restated Employment Agreement between John J. Stamatis and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.8 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

  10.9       --Medical Defense Services Corp. Integrated Money Purchase Pension and Trust Agreement,
               between, Medical Defense Services Corp. and Boatmen's Trust Company, as amended, dated
               December 31, 1990 (Filed as Exhibit 10.9 to the Registrant's Registration Statement on
               Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................

 10.10       --Carnahan, Evans, Cantwell & Brown, P.C. Defined Contribution Prototype Plan and Trust
               Agreement, adopted December 31, 1990 (Filed as Exhibit 10.10 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

 10.11       --Medical Defense Services Corp. Executive Compensation Plan, dated October 15, 1993 (Filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (file #33-87444)
               and hereby incorporated by reference.)....................................................

 10.12       --Form of Deposit Agreement between Medical Defense Associates and Central Bank, Jefferson
               City, Missouri (Filed as Exhibit 10.12 to the Registrant's Registration Statement on Form
               S-1 (file #33-87444) and hereby incorporated by reference.)...............................

 10.13       --Form of Employment Guaranty Agreement by Medical Defense Holding Co. guaranteeing existing Medical Defense Services Corp.'s employment agreements (Filed as Exhibit 10.13 to the Registrant's 1995 Annual Report on Form 10K (file #33-87444) and hereby incorporated by reference.)...............................................................

  11.1       --Statement re computation of per share earnings (Disclosed in Note 9 to the Registrant's accompanying unaudited consolidated financial statements included in Part I of this form
               10Q)......................................................................................

  21.1       --Subsidiaries of the registrant (Filed as Exhibit 21.1 to the Registrant's 1996 Annual
               Report on Form 10K and hereby incorporated by reference.).................................

  28.1       --Information from reports furnished to state insurance regulatory authorities(Filed as
               Exhibit 28.1 to the Registrant's 1996 Annual Report on Form 10K and hereby incorporated by reference.)............................................................................