Form 10-K405
period 1997-12-31
MEDICAL DEFENSE HOLDING CO
filed 1998-03-27
CIK 934384

________________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                              ___________________

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
                  For the fiscal year ended December 31, 1997
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

                        Commission file number 0-28214
                           _________________________

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

                X     Yes                          No
           -----------                  -----------

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

     As of March 23, 1998 there were 7,426,010 shares outstanding of the Registrant's Convertible Preferred Stock, $1.00 par value. In addition, there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 53,400 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.

     DOCUMENTS INCORPORATED BY REFERENCE:  None
________________________________________________________________________________

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

     As of December 31, 1997, MDA had 1,165 policyholders including those with corporate coverage. MDA writes limits ranging from $200,000 per occurrence and $600,000 in the aggregate per year to $1,000,000 per occurrence and $3,000,000 in the aggregate per year. The policyholders represent a diverse range of specialties and geographic locations within the State of Missouri.


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

                        Reconciliation of Loss Reserves
                        -------------------------------

     The following table sets forth an analysis of loss reserve liabilities and loss adjustment expenses for the Company on a consolidated basis and provides a reconciliation of beginning and ending liability balances for the years ended December 31, 1997, 1996, and 1995:


            Reconciliation of Loss Reserves (gross of reinsurance)
                                (in thousands)

                                                                   1997                 1996                1995
                                                                   ----                 ----                ----
Unpaid losses and loss adjustment expenses,
  beginning of year........................................      $63,205              $65,660             $65,803
                                                                 -------              -------             -------

Losses and loss adjustment expenses incurred
  related to:
    Current year...........................................       13,506               15,802              18,115
    Prior years............................................         (783)               4,145              (2,478)
                                                                 -------              -------             -------
    Total incurred.........................................       12,723               19,947              15,637
                                                                 -------              -------             -------

Losses and loss adjustment expenses payments,
  excluding the change in outstanding claim
  drafts, for claims incurred during:
    Current year...........................................          266                  749               1,333
    Prior years............................................       17,008               21,653              14,447
                                                                 -------              -------             -------
    Total paid.............................................       17,274               22,402              15,780
                                                                 -------              -------             -------

Unpaid losses and loss adjustment expenses,
  end of year..............................................      $58,654              $63,205             $65,660
                                                                 =======              =======             =======

                        Loss Reserve Development Table

     The following table sets forth the development of loss and loss adjustment expense reserve liabilities of MDA for each of the years in the ten year period prior to December 31, 1997. The top line of the table shows the estimated liability for unpaid losses and loss adjustment expense recorded at the end of each of the years indicated. These liabilities represent the estimated amount of losses and loss adjustment expense reserves for claims arising in the current year and all prior years that are unpaid as of the end of each year.

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

     The most recent eight years, 1990 through 1997, are presented on a direct basis consistent with Statement of Financial Accounting Standards #113. All years prior to 1990 are presented on a net of reinsurance basis as it was not practical to generate the table on a direct basis for those years due to differences in financial reporting for periods prior to 1990.


                          Medical Defense Associates
                        Loss Reserve Development Table*
                                (in thousands)

                             Net       Net      Net    Direct   Direct   Direct   Direct   Direct    Direct   Direct   Direct
                             1987     1988     1989     1990     1991     1992     1993     1994      1995     1996     1997
                           --------  -------  -------  -------  -------  -------  -------  -------  --------  -------  -------
Reserve for unpaid.......  $42,312   $49,965  $66,984  $79,456  $76,515  $70,223  $70,326  $65,785  $65,606   $62,970  $58,594
Cumulative Paid
     End of Year:
1........................   13,630     6,240   12,607   17,210   19,070   11,682   18,528   14,779   21,967    16,853       --
2........................   19,111    17,291   26,719   32,208   28,142   29,017   31,097   31,823   35,921
3........................   28,899    25,912   37,626   38,022   41,127   39,101   43,342   42,881
4........................   33,769    30,907   40,093   47,882   49,277   46,472   48,245
5........................   37,323    32,380   43,907   52,389   54,653   49,222
6........................   38,456    34,816   47,579   57,189   56,163
7........................   40,484    38,257   51,077   58,145
8........................   43,050    41,415   51,813
9........................   46,160    41,988
10.......................   46,633


Re-estimated Liability:
1........................   52,721    53,801   66,511   72,994   71,098   66,291   68,666   63,695   70,101    62,249       --
2........................   55,650    55,584   61,105   69,179   67,965   64,076   66,191   66,385   68,325
3........................   56,810    51,579   59,313   66,734   66,781   62,601   67,699   63,438
4........................   54,105    49,949   56,606   66,477   66,267   62,990   65,659
5........................   52,481    45,762   56,715   66,428   67,541   61,628
6........................   49,420    46,072   57,276   67,148   66,529
7........................   49,928    46,544   58,003   66,239
8........................   50,179    47,441   57,599
9........................   51,075    46,981
10.......................   50,607
Cumulative Redundancy
(Deficiency).............
                            (8,295)    2,984    9,385   13,217    9,986    8,595    4,667    2,347   (2,719)      721       --


     NOTE: The figures presented on the Loss Reserve Development Table for years 1990 through 1997 are gross of the effects of reinsurance in order to be consistent with figures presented in those years' financial statements. However, the figures for years 1987 through 1989 have not been restated and are net of the effects of reinsurance. Restatement of the 1987 through 1989 amounts is not practical because the information necessary is not contained in MDA's statutory Annual Statement or records.

     * Excludes MDIC, as MDIC's share of loss and loss adjustment expense reserves compared to total reserves is less than one (1) percent.

                         Discounting of Loss Reserves

     The Company does not discount its loss reserves for generally accepted accounting principles purposes. For statutory accounting purposes, for accident years prior to 1995, MDA discounted its medical professional liability loss and loss adjustment expense reserves on a non-tabular basis. During 1995, the Missouri Department of Insurance instituted, for all Missouri domiciled property and casualty companies, a policy which does not permit non-tabular discounting of unpaid losses and loss adjustment expenses. In conjunction with this new policy, MDA reached agreement with the Missouri Department of Insurance to eliminate non-tabular reserve discounting in MDA's statutory financial statements over a five-year period. Under this agreement all unpaid losses and loss adjustment expenses related to accident years 1995 and subsequent will be reflected gross of discounting. In addition, the total non-tabular discount of $3,484,000 reflected in MDA's 1994 year-end reserves will be phased-out over five years by a 20% adjustment per year directly to surplus as regards policyholders. The effect of this phase-out adjustment on MDA's statutory balance sheet at year end 1997 was to increase total reserves for loss and loss adjustment expenses by $2,091,000, with a corresponding decrease to surplus as regards policyholders. Discount factors and the discount taken for the five-year period ended December 31, 1997 were as follows:


         Year                   Discount Factor                Discount Taken
         ----                   ---------------                --------------
         1993                        3.0%                       $3,660,000
         1994                        3.0%                       $3,484,000
         1995            Based on statutory agreement           $2,787,000
                                  noted above
         1996            Based on statutory agreement           $2,090,000
                                  noted above
         1997            Based on statutory agreement           $1,393,000
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


     FORWARD-LOOKING STATEMENTS

     In addition to the historical information contained herein, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the Company anticipates," "the Company believes," "the Company expects," "the Company plans," "the Company intends," and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that may cause the company's actual results of operations, financial condition or business performance to be materially different from the results of operation, financial condition or business performance expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market competition and consolidation, government regulation and health care reform, changes in key management, the year 2000 issue, and other factors discussed elsewhere in this report.

     MARKET CONDITION AND COMPETITION

     The current status of the professional liability market in Missouri is one of intense competition. The business of medical malpractice is cyclical in nature and is impacted by legislative changes, judicial interpretations, market competition, inflation and other circumstances. There are several major competitors and with the "soft" portion of the insurance cycle in full operation, the market is rife with price cutting and discounting. MDA has not responded in kind but has rather chosen to maintain its actuarially sound pricing policy. Due to changes in the health care industry, the recent trend has been for physicians, surgeons and dentists, who have been the Company's primary clients, to become employees of hospitals or other health care networks and cease to obtain their own medical professional liability insurance. Due to this change, the Company's market share has continued to decline during the past three years. During 1995 the policyholder count declined from 1,751 to 1,609, while in 1996 the count declined to 1,459, and in 1997 the policyholder count further declined to 1,165. However, the Company continues to intensify its services to policyholders in an attempt to maintain or increase market share.

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

     BUSINESS OF MEDICAL DEFENSE SERVICES CORP.

     MDS, a wholly-owned subsidiary of MDA, was formed in 1982 as a corporation under the General Business and Corporation Law of Missouri, Chapter 351 R.S.Mo. MDS performs management services for MDA and MDIC under the terms of management contracts. As of December 31, 1997, MDS had 28 employees. The employees of MDS are not represented by any union or collective bargaining organizations and MDS believes its employee relations are good. Under the current management contract, MDS provides services to MDA and MDIC at cost plus 10%. MDA and MDIC each pay their share of those costs, currently at 95% and 5% respectively. All inter-company balances are eliminated in the consolidated financial statements of the Company.


     BUSINESS OF MEDICAL DEFENSE INSURANCE COMPANY

     MDIC, a wholly-owned subsidiary of MDS, was organized in 1982 as a Missouri stock casualty insurance company under Chapter 379 R.S.Mo. MDIC was formed to issue non-assessable medical malpractice insurance policies to persons or entities who could not be insured by MDA under (S)383.010 R.S.Mo. MDIC is licensed to operate in Missouri and in Kansas. From its inception in 1982 until September 1, 1988, MDIC only wrote business in Kansas. In September of 1988, MDIC voluntarily ceased writing business in Kansas. In June of 1994, MDIC again began to write business in Kansas. For the year ended December 31, 1997, MDIC had premiums written of less than $100,000 and fewer than twenty policyholders.

     MDIC does not have any employees, and all persons conducting MDIC's business are employees of MDS. See the paragraph above regarding Business of MDS.

     YEAR 2000 COMPLIANCE

     Many computer systems world-wide are not currently equipped to properly handle the change in calendar years from 1999 to 2000. This problem is commonly referred to as the Year 2000 Compliance issue. The Company has an active program in place to address the Year 2000 Compliance issue as it relates to the various computer systems which the Company either uses or is dependent upon. By September 1996, the Company had migrated its application system software to a hardware platform that could properly support dates after 1999. By November 1997, all application software had been converted to be Year 2000 compliant.
The Company's existing computer operating system will be upgraded during 1998 and at that time the Company's computer systems will be fully Year 2000 compliant. The total cost to the Company to become Year 2000 compliant is projected to be approximately $275,000. Of this amount, approximately $10,000 has yet to be incurred and, with the exception of the cost of new system hardware and software of approximately $130,000 which has been capitalized over periods not to exceed five years, all costs have been expensed as incurred.

     In addition, the Company has held discussions with various of its external vendors with whom the Company is dependent upon and the Company believes that these vendors will also be fully Year 2000 compliant in an appropriately timely fashion.

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

     Item 3.  Legal Proceedings
     --------------------------

     While the Company and its subsidiaries are routinely involved in defending claims against its insureds, none of these entities were defendants in material legal or regulatory actions as of December 31, 1997.

     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the year ended December 31, 1997.


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

     HOLDERS OF RECORD

     As of March 23, 1998, there were approximately one thousand one hundred forty (1,140) holders of Preferred Stock, ten (10) holders of Class A Common Stock and three (3) holders of Class B Common Stock.

     DIVIDENDS

     The Company did not pay or declare dividends during 1997. Pursuant to its Articles of Incorporation, the Company is prohibited from paying any dividends on its Class A Common Stock or Class B Common Stock while any Company Preferred Stock is outstanding. The Company Preferred Stock is redeemable, at the Company's option after three years from the date of conversion. Holders of Preferred Stock may convert to Class B Common Stock, at their option, at any time prior to redemption.

     Item 6.  Selected Financial Data
     --------------------------------


                  MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

     The following Selected Consolidated Financial Data is derived from the audited consolidated financial statements of the Company. The Company acquired MDA on June 26, 1995, and the accompanying data which pertains to preacquisition periods have been prepared as if the companies were combined throughout those periods. This data should be read in conjunction with the Consolidated Financial Statements and accompanying notes and management discussion and analysis included elsewhere herein.

                                                                              Year Ended December 31,
                                                        --------------------------------------------------------------------

                                                            1997         1996          1995          1994          1993
                                                            ----         ----          ----          ----          ----

                                                                       (in thousands, except per share data)
Statement of Operations Data:
  Net premiums written............................         $ 10,582     $12,722      $ 13,960      $ 14,257      $ 15,697
                                                           =======      =======      ========      ========      ========
  Net premiums earned.............................          12,092       13,200        15,183        13,508        15,654
  Investment income...............................           5,279        5,584         5,810         5,583         5,850
  Net realized capital gains and other income.....             107           95           219           247         2,110
                                                           -------      -------      --------      --------      --------
     Total revenues...............................          17,478       18,879        21,212        19,338        23,614
                                                           -------      -------      --------      --------      --------
  Losses and loss adjustment expenses.............          13,301       20,379        16,159        14,727        12,475
  Other operating expenses........................           2,812        3,206         2,989         3,128         2,255
                                                           -------      -------      --------      --------      --------
     Total expenses...............................          16,113       23,585        19,148        17,855        14,730
                                                           -------      -------      --------      --------      --------
  Income (Loss) before income taxes...............           1,365       (4,706)        2,065         1,482         8,884
  Income tax expense..............................             783          795           248           586         2,662
                                                           -------      -------      --------      --------      --------
     Net income(loss).............................         $   582      $(5,501)     $  1,816      $    896      $  6,222
                                                           =======      =======      ========      ========      ========

Per common share: (1)
  Basic earnings per common share                          $  0.56      $ (5.39)     $   1.18           n/a           n/a
                                                           =======      =======      ========      ========      ========
  Diluted earnings per common share
     and common share equivalent                           $  0.03       n/a (2)        $0.05           n/a           n/a
                                                           =======      =======      ========      ========      ========

Balance Sheet Data (at year end):
  Investments.....................................         $81,335      $83,299      $ 91,748      $ 78,371      $ 90,673
  Total Assets....................................          89,931       96,778       108,199       102,301       110,008
  Unpaid losses and loss adjustment expenses......          58,654       63,205        65,660        65,803        70,436
  Unearned premiums...............................           6,059        7,572         8,055         9,210         8,457
  Stockholders' equity............................          22,355       21,835        29,557        22,932        27,090

(1) For 1995 earnings per common share are reflected for earnings subsequent to June 26, 1995, which is the date that Medical Defense Holding Co. completed its acquisition of Medical Defense Associates and its subsidiaries. For years prior to 1995 no earnings per share data is presented since all earnings are related to Medical Defense Associates preacquisition activities and, therefore, are not considered earnings per common share of Medical Defense Holding Co.'s stockholders. See Note 12 of Notes to Consolidated Financial Statements.
 (2) Anti-dilutive.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations is intended to provide a review of significant factors affecting the financial condition and results of operations of Medical Defense Holding Co. (the "Company") and its subsidiaries as of December 31, 1997 and 1996 and for each of the three years presented elsewhere herein. These financial statements give retroactive effect to the acquisition of MDA and its subsidiaries by the Company on June 26, 1995. The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto of the Company which appear elsewhere herein.

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

     The professional medical liability market in Missouri continues to be one of intense competition. There are several major competitors and with the "soft" portion of the insurance cycle continuing, the market is abundant with price cutting and discounting. The Company has refused to respond in kind but rather has chosen to maintain its actuarially based pricing structure. Due to changes in the health care industry, the recent trend has been for physicians, surgeons and dentists, who have been the company's primary clients, to become employees of hospitals or other health care networks and cease to obtain their own medical professional liability insurance. Due to this change, the Company's market share has continued to decline during the past three years. During 1995 the policyholder count declined from 1,751 to 1,609, while in 1996 the count declined to 1,459, and in 1997 the policyholder count further declined to 1,165. However, the Company continues to intensify its services to policyholders in an attempt to maintain or increase market share.

     Results of Operations

     The Company recorded a 7% or $1,401,058 decrease in total revenues during 1997 as compared to 1996. This decrease was primarily the result of a reduction in premium income of approximately $1,100,000, a decline in investment income of approximately $305,000 and, an increase in realized investment gains of $12,316. The decline in premium income was primarily the result of an approximate 20% decline in MDA's total policyholders and occurred despite a 15% rate increase which was effective January 1, 1997 on all of MDA's new and renewal business. The decrease in the Company's investment income was primarily the result of a decline in fixed maturity investments during 1997 as compared to 1996. These fixed maturity investments normally generate a higher rate of return than short-term investments. In addition, interest rate yields in 1997 were slightly lower then the previous year. Realized investment gains increased $12,316, when compared to 1996, as fixed-income investment prices were somewhat higher in 1997 and therefore the opportunity to realize investment gains was more prevalent than in 1996.

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

     During 1997, total expenses decreased $7,471,717 or 31.7% compared to 1996. This decrease was almost entirely the result of a decrease in claim losses and claim loss adjustment expenses which decreased approximately $7.1 million compared to these same expenses in 1996. During 1996 the Company experienced a significant increase in claim expense payments, and following actuarial analysis, the Company strengthened its loss and loss adjustment expense reserves for accident years prior to 1996 by approximately $4.6 million. The Company will continue to monitor the level of claim severity, and to seek input from actuaries as appropriate. The balance of the decrease in total expenses during 1997 compared to 1996 was primarily the result of a decrease in amortization of deferred acquisition costs of approximately $220,000, which is entirely related to Missouri premium taxes, and a decrease in other underwriting and insurance expenses of approximately $190,000, which was the result of a reduction in general operating expenses of approximately 7.9%.

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

     For the year ended December 31, 1997, the Company had net income (before provision for income taxes) of $1,365,030, compared to a net loss (before provision for income taxes) of $4,705,629 in 1996. Although the Company's net income increased approximately $6 million from the prior year's net loss the total tax provision was virtually unchanged at approximately $790,000. This was primarily due to a decrease in the deferred tax provision of approximately $2 million, when compared to the prior year. This decrease in the deferred tax provision was due to the change in the deferred tax asset valuation allowance and the deferred tax asset. The deferred tax asset valuation allowance relates entirely to loss reserve discounting and represents the difference between the total deferred tax asset related to loss reserve discounting required by the Internal Revenue Service and the amount that is more likely than not to be realized by the Company. Due to a change in the tax law effective January 1, 1998, the Company may only carry back net operating losses two years and as no taxes were paid in 1997 or 1996 the Company does not have any tax benefit to recover from prior years taxes. Furthermore, the Company does not believe it can reasonably determine the amount of loss reserve deferred tax benefit which can be recovered from future taxable income using a more likely than not standard. Therefore, as of December 31, 1997, the Company's total deferred tax asset was included in the deferred tax asset valuation allowance. As a result, the Company's net income for 1997 was $582,319 compared to a net loss of $5,501,042 for 1996.

     For the year ended December 31, 1996, the Company experienced a loss (before provision for income taxes) of $4,705,629, compared to income (before provision for income taxes) of $2,064,641 in 1995. The Company's total tax provision increased $547,150 to $795,413 which was primarily the result of an increase in the deferred tax provision of approximately $3.7 million. This increase in the deferred tax provision was due to an increase in the deferred tax asset valuation allowance of approximately $2.4 million, which relates entirely to loss reserve discounting and represents the difference between the total deferred tax asset related to loss reserve discounting required by the Internal Revenue Service and the amount that is more likely than not to be realized. As a result, the Company's net loss for 1996 was $5,501,042 compared to net income of $1,816,378 for 1995.

     Financial Condition

     Total consolidated assets of the Company at December 31, 1997 were $89,930,625 which was a decrease of approximately $6.8 million or 7.1% as compared to December 31, 1996. This decrease was primarily due to the payment of loss and loss adjustment expenses in excess of incurred loss and loss adjustment expenses by approximately $4.5 million and a decrease in premiums written during 1997 compared to the previous year of approximately $2.8 million which was the result of the decline in policyholders discussed earlier. In addition, the Company utilized a portion of its cash to conduct a tender offer during 1997 to purchase outstanding shares of preferred stock. This tender offer resulted in the purchase of approximately $1.8 million shares of the Company's preferred stock for approximately $700,000. Over 93% of the Company's total assets at December 31, 1997 are comprised of cash, cash equivalents, or investments and, in addition, the Company's investment portfolio is conservatively invested in high-quality investments as approximately 80% of total assets at December 31, 1997 consisted of either cash or cash equivalents, U.S. Treasury bonds or notes, or U.S. government agency bonds. In addition, the Company does not hold, either directly or indirectly, any real estate owned for investment purposes, any fixed maturity investments rated below AA by nationally recognized rating agencies, or any equities other than stock in affiliates. The composition of the Company's total investments is not anticipated to change substantially in the near future.

     Total consolidated liabilities of the Company at December 31, 1997 were $67,575,817 a decrease of $7,367,187 from the previous year end. This decrease was the result of the increase in claim payments of approximately $4.5 million discussed earlier, a decline of approximately $1.5 million in the unearned premium reserve which was primarily due to the decrease in policyholders, a decrease in amounts payable to reinsurers on retrospectively rated reinsurance contracts of $857,000, and a decrease in claims drafts outstanding of approximately $420,000 which is included in the decrease in other liabilities of $426,125. Over 86% of the Company's total liabilities at December 31, 1997 relate to reserves for unpaid losses and loss adjustment expenses, which declined approximately $4.5 million from the prior year end. These unpaid loss and loss adjustment expense reserves are established based on actuarially determined estimates and are reviewed regularly by management and the Company's independent actuary.

     Stockholders' equity as of December 31, 1997, increased $519,318 or 2.4% from December 31, 1996. This increase was due to the net income in 1997 of $582,319, the purchase of the Company's preferred stock for $706,377, and the net increase in the unrealized gains and losses on fixed maturity investments of $643,376.

     Liquidity and Capital Resources

     Future cash flow for the Company will be primarily dependent on the ability of its subsidiary, MDA, to pay cash dividends. MDA's cash flow is generated from its insurance operations and investment portfolio. MDA is subject to annual statutory dividend limitations as to the amount of any dividend which may be paid without prior approval of the Director of the Missouri Department of Insurance. For 1997 the maximum dividend payable to the Company from MDA, without prior approval of the Missouri Department of Insurance, is $1,979,766.

     The Company's consolidated net cash flow used by operating activities for the year ended December 31, 1997 was $2,997,262 which was an increase in net cash provided by operation of $4,113,584 when compared to the previous year. This increase was primarily the result of an increase in net income for 1997 compared to the net loss in 1996 of $6,083,361, coupled with an increase in paid loss and loss adjustment expenses over incurred loss and loss adjustment expenses of $1,949,676 in 1997 compared to 1996. For the year ended December 31, 1996, compared to the previous year, the Company's consolidated net cash flow provided by operating activities decreased by $12,750,632. This decrease was primarily the result of several factors including a decrease in net income for 1996 compared to 1995 of $7,317,420, a decrease in unpaid loss and loss adjustment expenses during 1996 compared to 1995 of $2,455,000, and the collection in 1995 of amounts recorded as receivable from reinsurers which accounted for $2,307,494 million of the variation from 1995.

     During 1997, as a result of the cash flow used by operating activities, the Company's net cash flow provided from investing activities was $3,143,946, as fewer fixed maturity investments were purchased to replace those investments sold or matured. Also, during 1996, due to cash flow used by operating activities, the Company's net cash flow provided from investing activities was $6,785,490, again as fewer fixed maturity investments were purchased to replace those investments sold or matured. Due to the positive cash flow provided by operations during 1995, the Company was able to increase net cash flow in investing activities for the year ended December 31, 1995 by $6,812,854.

     During 1997 the Company conducted a second tender offer for its shares of preferred stock which resulted in the Company acquiring 1,765,943 preferred shares at a cost of $0.40 per share. On November 15, 1996 the Company completed the acquisition of 2,781,338 shares of its preferred stock at $0.40 per share in a tender offer dated September 12, 1996. On June 26, 1995 the Company received $499,996 in cash for the sale of shares of Class A Common Stock to Company principals in conjunction with the consummation of the conversion of MDA to a wholly-owned stock subsidiary of the Company.

     The Company's cash flow from operations and its investment portfolio are utilized to meet its obligations related to payment of losses and loss adjustment expenses, payment of operating expenses, and other needs as deemed necessary from time to time. Under employment agreements with certain officers and directors, payments totaling approximately $500,000 are to be made if the number of insureds fall below 913. Such payments are forfeited in whole or in part if the individual does not remain employed for a period of 36 months following the payment date.

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

     Item 8.  Financial Statements and Supplementary Data
     ----------------------------------------------------

                 MEDICAL DEFENSE HOLDING CO. AND  SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                  Page
                                                                                                              ------------

Report of Independent Accountants...........................................................................            16

Consolidated Balance Sheets as of December 31, 1997 and 1996................................................            17

Consolidated Statements of Operations for the years ended December 31,  1997,  1996  and  1995..............            19

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997,
  1996 and 1995.............................................................................................            20

Consolidated Statements of Cash Flow for the years ended December 31, 1997,  1996  and  1995................            21

Notes to Consolidated Financial Statements..................................................................            22

Schedules:

           Report of Independent Accountants on Supplemental Schedules........................................           S-1

 I  -      Summary of Investments as of December 31, 1997, 1996 and 1995......................................           S-2

II  -      Condensed Financial Information of Registrant (Parent Company Only) for the
             year ended December 31, 1997 and 1996............................................................           S-3

IV  -      Reinsurance Schedule for the years ended December 31, 1997, 1996 and 1995..........................           S-6

 V  -      Valuation and Qualifying Accounts Gross of Reinsurance for the years ended
             December 31, 1997, 1996 and 1995.................................................................           S-7

VI  -      Supplemental Information Concerning Property/Casualty Insurance Operations
             as of December 31, 1997, 1996 and  1995 and for the years then ended.............................           S-8

Report of Independent Accountants

To the Board of Directors
Medical Defense Holding Co.:


We have audited the accompanying consolidated balance sheets of Medical Defense Holding Co. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Medical Defense Holding Co. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed more fully in Note 12, to the financial statements, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share.



                                    COOPERS & LYBRAND L.L.P.


St. Louis, Missouri
February 13, 1998

Medical Defense Holding Co.

Consolidated Balance Sheets
December 31, 1997 and 1996


          ASSETS                                 1997            1996
Investments:
  Fixed maturity investments, at market
    value (amortized cost of $73,477,904
    and $79,151,698, respectively)            $74,091,837     $78,789,906
    Short-term investments, at market           7,242,682       4,508,740
                                              -----------     -----------
      Total investments                        81,334,519      83,298,646

Other assets:
    Cash and cash equivalents                   2,955,161       3,514,854
    Accrued investment income                     998,833       1,054,327
    Premium receivable                          1,521,050       1,895,965
    Reinsurance recoverable on loss and
        loss expenses:
      Paid claims                                                   2,798
      Unpaid claims                             1,373,000       1,951,000
    Property and equipment, net of
      accumulated depreciation of
      $1,250,772 and $1,163,536, respectively   1,028,089       1,117,542
    Federal income tax:
      Current - refundable                        383,879       2,401,224
      Deferred                                                  1,204,000
    Other assets                                  336,094         338,138
                                              -----------     -----------
        Total assets                          $89,930,625     $96,778,494
                                              ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

       LIABILITIES AND STOCKHOLDERS' EQUITY           1997             1996
Liabilities:
  Claims and policy liabilities:
    Unpaid losses and loss adjustment expenses     $58,654,324      $63,205,000
    Unearned premiums                                6,059,398        7,571,534
                                                   -----------      -----------
      Total claims and policy liabilities           64,713,722       70,776,534

Other liabilities:
  Retrospective premium due reinsurers               1,113,047        1,970,047
  Amounts withheld or retained by Company
    for account of others                              252,429          273,679
  Other liabilities                                  1,496,619        1,922,744
                                                   -----------      -----------
        Total liabilities                           67,575,817       74,943,004
                                                   -----------      -----------
Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    12,000,000 shares authorized:
    7,436,095 and 9,208,851 shares issued and
    outstanding, respectively (Note 3)               7,436,095        9,208,851
  Class A common stock, $0.50 per share;
    2,000,000 shares authorized:
    999,998 issued and outstanding                     499,999          499,999
  Class B common stock, $0.50 per share;
    48,000,000 shares authorized:
    33,230 and 19,604 shares issued and,
    outstanding, respectively                           16,615            9,802
  Additional Paid in Capital (Note 3)                2,728,369        1,668,803
  Unrealized gains (losses) on investments
    (net of deferred income taxes (provision)
    benefit of $(208,872) and $122,565,
    respectively)                                      405,456         (237,920)
  Retained earnings                                 11,268,274       10,685,955
                                                   -----------      -----------
        Total stockholders' equity/surplus as
          regards policyholders                     22,354,808       21,835,490
                                                   -----------      -----------

Total liabilities and stockholders' equity         $89,930,625      $96,778,494
                                                   ===========      ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

Medical Defense Holding Co.

Consolidated Statements of Operations
for the years ended December 31, 1997, 1996 and 1995

                                                                    1997             1996               1995
Revenues:
  Premiums earned, including retrospective premium
    adjustments of $857,000, $196,034, and $70,000,
    respectively                                                $ 12,091,778      $ 13,200,021       $ 15,183,259
  Investment income                                                5,278,764         5,583,656          5,810,039
  Net realized investment gains                                      107,234            94,918            218,615
  Other income                                                           586               825                467
                                                                ------------      ------------       ------------
      Total revenues                                              17,478,362        18,879,420         21,212,380
                                                                ------------      ------------       ------------
Expenses:
  Losses and loss adjustment expenses, net of change in
    reinsurance recoverables of ($578,000), ($432,000),
    and ($522,000), respectively                                  13,300,937        20,379,346         16,158,522
  Amortization of policy acquisition costs                           154,784           374,546             59,921
  Other underwriting and insurance expenses                        2,207,116         2,396,302          2,585,322
  Investment expenses                                                267,947           286,894            286,762
  Other operating expenses                                           182,548           147,961             57,212
                                                                ------------      ------------       ------------
      Total expenses                                              16,113,332        23,585,049         19,147,739
                                                                ------------      ------------       ------------
        Income (loss) before provision for
          federal income taxes                                     1,365,030        (4,705,629)         2,064,641
                                                                ------------      ------------       ------------
Provision for federal income taxes:
  Current                                                            (89,852)       (2,084,000)         1,088,686
  Deferred                                                           872,563         2,879,413           (840,423)
                                                                ------------      ------------       ------------
        Total tax provision                                          782,711           795,413            248,263
                                                                ------------      ------------       ------------
          Net income (loss)                                     $    582,319      $ (5,501,042)      $  1,816,378
                                                                ============      ============       ============
Earnings per common share and common
  share equivalent (Note 12):
  Basic earnings per common share                               $       0.56      $      (5.39)       $      1.18
                                                                ============      ============       ============
  Diluted earnings per common share and
    common share                                                $       0.03      $   n/a(1)         $      0.05
                                                                ============      ============       ============

(1) Anti-dilutive

              The accompanying notes are an integral part of the
                      consolidated financial statements.

Medical Defense Holding Co.

Consolidated Statements of Changes in
Stockholders' Equity
for the years ended December 31, 1997, 1996 and 1995

                                                            1997                  1996                  1995
Stockholders' equity, January 1                       $    21,835,490       $    29,557,098
Surplus as regards policyholders, January 1                                                       $    22,931,598

Changes in surplus/stockholders' equity:
  Net income (loss)                                           582,319            (5,501,042)            1,816,378

  Issuance of 999,998 shares common stock Class A                                                         499,996

  Purchase of 2,781,338 shares of preferred stock                                (1,112,535)
  Purchase of 1,765,943 shares of preferred stock            (706,377)

  Change in unrealized gains and losses on fixed
    maturity investments (net of related deferred
    tax (provision) credits of $(331,437),
    $570,804 and $(2,219,853), respectively)                  643,376            (1,108,031)            4,309,126
                                                      ---------------       ---------------       ---------------

Stockholders' equity, December 31                     $    22,354,808       $    21,835,490       $    29,557,098
                                                      ===============       ===============       ===============

   The accompanying notes are an integral part of the consolidated financial statements.

Medical Defense Holding Co.

Consolidated Statements of Cash Flow
for the years ended December 31, 1997, 1996 and 1995


                                                                                               1997          1996          1995
Operating activities:
  Net income (loss)                                                                         $   582,319   $(5,501,042)  $ 1,816,378

  Adjustments to reconcile net income to net cash (used)
      provided by operating activities:
    Realized investment gains                                                                  (107,234)      (94,918)     (218,615)
    Depreciation and amortization of deferred policy acquisition costs                          266,590       480,341       150,739
    Provision (benefit) for deferred income tax                                                 872,563     2,879,413      (840,423)

  Change in assets and liabilities:
    Accrual and amortization of investment income                                              (64,631)        43,980       197,536
    Premiums receivable from policyholders                                                     374,915        656,928     2,110,509
    Policy acquisition costs deferred                                                         (154,784)      (254,019)     (180,448)
    Reinsurance recoverable on loss and loss expenses:
      Paid claims                                                                                2,798         (2,798)    2,304,696
      Unpaid claims                                                                            578,000        432,000       522,000
    Unpaid losses and loss adjustment expenses                                              (4,550,676)    (2,455,000)     (143,000)
    Unearned premiums                                                                       (1,512,136)      (483,303)   (1,154,845)
    Retrospective premium due reinsurers                                                      (857,000)      (225,449)     (390,956)
    Amounts withheld or retained by Company on account of others                               (21,250)       (92,958)       78,321
    Income tax refundable                                                                    2,017,345     (3,019,698)    1,328,686
    Other assets                                                                                 2,044        349,601      (205,653)
    Other liabilities                                                                         (426,125)       176,076       264,861
                                                                                            -----------   -----------   -----------
        Net cash (used) provided by operating activities                                    (2,997,262)    (7,110,846)    5,639,786
                                                                                            -----------   -----------   -----------

Investing activities:
  Proceeds from:
    Fixed maturity investments :
      Sales                                                                                  10,277,261     5,599,375    10,006,129
      Maturities                                                                              8,152,884     7,466,549     5,551,096

    Short-term investments - Maturities                                                      17,750,000    26,519,421     4,340,000

  Purchase of investments:
    Fixed maturity investments                                                              (12,845,507)   (9,428,393)  (17,869,313)
    Short-term investments                                                                  (20,168,339)  (23,231,664)   (8,795,496)
  Purchases of property and equipment                                                           (22,353)     (139,798)      (45,270)
                                                                                            -----------   -----------   -----------
      Net cash provided used) by investing activities                                         3,143,946     6,785,490    (6,812,854)
                                                                                            -----------   -----------   -----------
Financing activities:
  Proceeds from sale of common stock                                                                                        499,996
     Purchase of preferred stock (Note 3)                                                      (706,377)   (1,112,535)
                                                                                            -----------   -----------   -----------
      Net cash (used) provided by financing activities                                         (706,377)   (1,112,535)      499,996
                                                                                            -----------   -----------   -----------
        Net (decrease) in cash and cash equivalents                                            (559,693)   (1,437,891)     (673,072)

Cash and cash equivalents, beginning of period                                                3,514,854     4,952,745     5,625,817
                                                                                            -----------   -----------   -----------
Cash and cash equivalents, end of period                                                    $ 2,955,161   $ 3,514,854   $ 4,952,745
                                                                                            ===========   ===========   ===========
Federal income taxes (recovered) paid                                                       $(2,107,197)  $   935,698   $  (231,000)
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

Medical Defense Holding Co.

2.   Summary of Significant Accounting Policies, continued:

     C. MDA Statutory Net Income and Surplus, continued: A reconciliation of net income for the years 1997, 1996 and 1995 and surplus as regards policyholders at December 31, 1997, 1996 and 1995 reported by MDA on a generally accepted accounting principles (GAAP) basis which includes its wholly-owned subsidiaries MDS and MDIC, to the amounts reported by MDA on a statutory basis which includes equity in MDS and MDIC is as follows:


        Net (Loss) Income

      Year ended December 31              1997           1996          1995


       GAAP net income (loss)         $   341,567    $(5,649,894)   $ 1,570,789
       Change in deferred
        acquisition costs                                120,528       (120,528)
       Deferred income taxes              872,563      2,879,413       (840,423)
                                      -----------    -----------    -----------

       Statutory net income (loss)    $ 1,214,130    $(2,649,953)   $   609,838
                                      ===========    ===========    ===========


        Surplus as Regards Policyholders

       Year ended December 31             1997           1996          1995


       GAAP basis                     $19,007,534    $19,829,961    $26,427,657
       Nonadmitted assets for
        statutory reporting                              (25,886)       (23,422)
       Unrealized losses (gains)         (602,879)       370,151     (1,304,624)
       Deferred acquisition costs                                      (120,528)
       Discount of reserves             1,393,000      2,090,000      2,787,000
       Deferred income taxes                    0     (1,204,000)    (3,512,609)
                                      -----------    -----------    -----------
       Statutory surplus as regards
        policyholders                 $19,797,655    $21,060,226    $24,253,474
                                      ===========    ===========    ===========


          The maximum amount of dividends which can be paid by Missouri insurance companies without prior approval of the Insurance Commissioner is subject to statutory provisions. Dividends paid by MDA to the Company during 1997 and 1996 were $2,100,000 and $0, respectively. The maximum dividend payout which may be made in 1998, without prior approval of the Missouri Department of Insurance, is $1,979,766.

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

          The Company operates as a direct writer of professional liability insurance and thus does not incur sales commissions or other variable sales costs directly related to premium production which are normally associated with deferred acquisition costs. Subsequent to completion of MDA's conversion to a stock insurance company, as discussed in Note 1, all MDA premiums written are subject to Missouri premium taxes. Deferred acquisition costs recorded during 1997 and 1996 relate entirely to Missouri premium taxes. Such deferred costs are amortized over the terms of the underlying policies, written off when policies are canceled and tested for recoverability out of the unearned premium reserve annually.

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

     F. Investments: Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS"), requires companies to classify securities into three categories. Held-to-maturity debt securities that the Company has the positive intent and ability to hold to maturity, are to be reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are to be reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified in the other two categories are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of surplus as regards policyholders.

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

          Fair value is defined as market value based on third-party quoted market prices of the securities or when unavailable, on similar securities.

          Investment income includes amortization of premium and accretion of discount relating to fixed maturities acquired at other than par value.

          At December 31, 1997 and 1996, short-term investments consist of certificates of deposit which mature between three months and one year, a repurchase agreement investing exclusively in securities issued and guaranteed by the U.S. Treasury, and U.S. Treasury Bills with original maturities between three months and one year. The carrying amounts reported in the balance sheet for these instruments is their estimated fair values.

          Gains or losses on sales of investments are determined on a specific cost identification basis.

     G. Property and Equipment: Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the modified accelerated cost recovery method. Maintenance, repairs and minor renewals are charged to expense as incurred while renewals and betterments are capitalized.

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

     I. Cash Equivalents: Cash equivalents represent bank repurchase agreements or certificates of deposit with original maturity dates within 90 days.

Medical Defense Holding Co.

3.   Capital Stock:

     During 1995 the Company issued 11,999,991 shares of $1.00 par value redeemable convertible preferred stock, with limited voting rights, to the eligible policyholders of MDA in exchange for their mutual policyholders' rights in MDA. Each share of preferred stock is convertible into two shares of Medical Defense Holding Co. Class B Common Stock, at the holder's option, and may be converted at any time prior to redemption. Holders of preferred stock have limited voting rights as set forth in the Company's Articles of Incorporation. Such voting rights primarily deal with a change in control or a sale of a major portion of the Company's assets. Each share of preferred stock is redeemable, at the Company's option, after three years from the date of issuance, at a price per share of $1.00. The preferred stock does not provide a stated dividend; however, no dividends may be paid on any Company common stock while there are preferred stock shares outstanding. In 1997, 6,813 shares of preferred stock were converted to 13,626 shares of Class B common stock. In 1995, 9,802 shares of preferred stock were converted to 19,604 shares of Class B common stock.

     On August 8, 1997, MDHC initiated a tender offer for up to 5,000,000 shares of the Company's $1.00 par value redeemable preferred stock at a price ranging from $0.30 to $0.40 per share, utilizing a method commonly referred to as a Dutch auction. This offer closed on October 3, 1997, with the Company accepting 1,721,445 tendered shares at a price of $0.40 per share. The tender offer was completed on October 16, 1997, with the Company's payment of $688,578 for all preferred shares accepted for purchase. In addition, during December 1997, the Company purchased 44,498 shares of its convertible preferred stock, at a total purchase price of $17,799, from a small number of shareholders, at their request, at a price of $0.40 per share. The difference between the payment and the par value of the stock has been credited to additional paid-in capital.

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

     The Company has issued shares of $0.50 par value Class A common stock, in accordance with an agreement and plan of conversion dated November 29, 1994, in exchange for cash. Class A common stock is not redeemable and is entitled to fifty votes per share on all matters.

     The Company has issued shares of $0.50 par value Class B common stock in accordance with the conversion rights of the convertible preferred stock. Class B common stock is not redeemable and is entitled to one vote per share on all matters.

Medical Defense Holding Co.

4.   Investments:

     The following information summarizes the difference between amortized cost and market value of fixed maturities investments:


                                                                Gross         Gross          Estimated
                                              Amortized       Unrealized    Unrealized         Market
      December 31, 1997                          Cost           Gains         Losses           Value

     U.S. Treasury debt securities and
        obligations of U.S.
        Government corporations and
        agencies                            $36,435,311         $417,449      $ 85,125     $36,767,635
     Corporate debt securities                5,126,604           81,809         2,942       5,205,471
     Mortgage-backed securities              27,129,137          270,152        92,807      27,306,482
     Other debt securities                    4,786,852           40,073        14,676       4,812,249
                                            -----------         --------      --------     -----------

                                            $73,477,904         $809,483      $195,550     $74,091,837
                                            ===========         ========      ========     ===========



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
                                            ===========         ========      ========     ===========


     The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the years ended December 31, 1997, 1996 and 1995 are as follows:


                              1997            1996             1995
                           $ 643,376      $ (1,108,031)     $ 4,309,126
                           =========      ============      ===========

Medical Defense Holding Co.

4.   Investments, continued:

     The amortized cost and estimated market value of debt securities by estimated and contractual maturity are shown as follows:


                                                                  Estimated
                                                 Amortized          Market
          December 31, 1997                        Cost              Value

     Due in one year or less                    $ 9,302,759       $ 9,322,741
     Due after one year through five years       33,333,631        33,490,968
     Due after five years through ten years      23,737,086        24,122,023
     Due after ten years                          7,104,428         7,156,105
                                                -----------       -----------

                                                $73,477,904       $74,091,837
                                                ===========       ===========

     For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser. Accordingly, actual maturities may differ from estimates.

     Accrued investment income at December 31, is as follows:

                                          1997                 1996

     U.S. Treasury securities           $705,909            $  726,630
     Corporate bonds                     114,506               140,595
     Mortgage-backed securities          159,026               174,860
     Other debt securities                19,392                12,242
                                        --------            ----------

                                        $998,833            $1,054,327
                                        ========            ==========

     Securities on Deposit With Statutory Authorities: MDA had a U.S. Treasury Note with a par value of $1,400,000 at December 31, 1997, on deposit with the state of Missouri. In addition, MDA had on deposit U.S. Treasury Notes with a par value totaling $5,000,000 at December 31, 1997, on deposit with the state of Missouri in compliance with a joint custody agreement with the Missouri Department of Insurance. This joint custody agreement relates to the release of MDA's former members' assessment liabilities relative to assessable insurance policies issued by MDA prior to the conversion date (Note 1).

     To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of December 31, 1997 and 1996, on deposit with the state of Missouri.

Medical Defense Holding Co.

4.   Investments, continued:

     Escrow Funds: Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. MDA receives all earnings on the escrowed funds. At December 31, 1997 and 1996, the escrowed funds were invested in a $400,000 par value U.S. Treasury Note with a fair value of $406,248 and $400,876, respectively, which is included with investments on the balance sheet. This U.S. Treasury note matures April 30, 2001.


     Net investment income by source for each of the three years ended December 31, was as follows:


                                          1997          1996         1995

     Investment income:
       Fixed maturity investments      $4,834,942    $5,111,510   $5,285,665
       Short-term investments             443,822       472,146      524,374
                                       ----------    ----------   ----------

          Total investment income       5,278,764     5,583,656    5,810,039


     Less investment expenses             267,947       286,894      286,762
                                       ----------    ----------   ----------

          Net investment income        $5,010,817    $5,296,762   $5,523,277
                                       ==========    ==========   ==========


     Realized gains on investments reflected in the results of operations for each of the three years ended December 31, are as follows:


                                          1997          1996         1995

     Sale of fixed maturity
      investments:
       Realized gains                  $  117,871    $  103,817   $  220,862
       Realized losses                    (10,637)       (8,899)      (2,247)
                                       ----------    ----------   ----------

          Net realized gains           $  107,234    $   94,918   $  218,615
                                       ==========    ==========   ==========

Medical Defense Holding Co.

5.   Concentrations of Credit Risk:

     The Company maintains the following assets, at amortized cost, issued by single entities in excess of 10% of stockholders' equity at December 31:


                                                   1997          1996

     Commerce Bank of Springfield -
       Collateralized repurchase agreement      $ 2,295,000      $ 3,315,000
                                                ===========      ===========

     All premiums are receivable from physicians, surgeons, dentists, and related health care providers, primarily concentrated in Missouri.

     See Note 8 regarding reinsurance.


6.   Management Contract:

     MDA and MDIC entered into contracts in 1983 with MDS whereby MDS performs management and administrative services on behalf of the insurance companies.

     MDS has a noncontributory defined contribution pension plan covering substantially all employees of the affiliated group. As a matter of policy, pension costs are funded as they accrue. Pension expense was $210,602, $175,968 and $203,710 in 1997, 1996 and 1995, respectively. MDS also has a 401(k) savings plan covering substantially all employees of the affiliated group which the Company provides a 100% matching contribution up to 6% of compensation subject to current IRS limitations. The 401(k) savings plan expense for 1997, 1996 and 1995 totaled $82,323, $85,042 and $79,985, respectively.


7.   Deferred Policy Acquisition Costs:

     Changes in deferred policy acquisition costs at December 31, are summarized as follows:


                                                    1997            1996

        Deferred, January 1                      $       0        $ 120,527

        Additions - Premium tax                    154,784          254,019
        Less - Amortization and write-off
         to expense                                154,784          374,546
                                                 ---------        ---------

       Deferred, December 31                     $       0        $       0
                                                 =========        =========

Medical Defense Holding Co.

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

Medical Defense Holding Co.

9.   Federal Income Tax:

     The Company files a consolidated federal income tax return. The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before income taxes:


                                       1997                               1996                                  1995
                              ------------------------          ---------------------------           -------------------------

                               Income       Effective            Income          Effective              Income       Effective
                                Taxes       Tax Rate              Taxes           Tax Rate              Taxes         Tax Rate

     Pre-tax income (loss)
       calculated at
       statutory tax
       rates                   $464,110        34.00%          $(1,599,914)        34.00%              $701,978        34.00%
     Nondeductible
       reorganization
       costs                                                                                             98,036         4.75
     Other permanent
       differences               47,367         3.47                20,623         (0.44)               (32,047)       (1.56)
     Change in valuation
       allowance                271,234        19.87             2,374,704        (50.47)              (519,704)      (25.17)
                               --------        -----            ----------        ------              ---------       ------
     Provision for income
       taxes                   $782,711        57.34%           $  795,413        (16.91)%            $ 248,263        12.02%
                               ========        =====            ==========        =======             =========        ======

Medical Defense Holding Co.

9.   Federal Income Tax, continued:

     The components of the net deferred tax asset at December 31, 1997 and 1996 are as follows:

<CAPTIONS>
                                                  1997                                 1996
                                    ---------------------------------   ----------------------------------

                                       Deferred            Deferred          Deferred          Deferred
                                          Tax                Tax               Tax                Tax
                                         Asset            Liability           Asset            Liability

          Tax discounting of loss
              reserves               $   3,571,217                        $    4,069,721
          Tax acceleration of
              unearned premium             412,039                               514,864
          Unrealized gain/loss                                 208,872           122,565
                                    --------------     ---------------    --------------     -------------

                                     $   3,983,256     $       208,872    $    4,707,150     $
                                    ==============     ===============    ==============     =============
          Net deferred federal
              income tax asset       $   3,774,384                        $    4,707,150

          Valuation allowance           (3,774,384)                           (3,503,150)
                                    --------------                        --------------

          Net realized deferred
              asset                 $           0                        $    1,204,000
                                    ==============                        ==============

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

Medical Defense Holding co.

9.   Federal Income Tax, continued:

     Projection of future income is inherently uncertain and the achievability of any projection is made more difficult by the length of the discount period. Historical losses cannot be adjusted precisely to future cost levels and the impacts of future emergence of new classes of losses or types of losses which may not be represented sufficiently in the Company's data base or which are not yet quantifiable, cannot be precisely anticipated. Utilizing an outside actuary, management believes that it can reasonably estimate the amount of the loss reserves which will likely settle in future years. Based on this estimate, management can determine how much of the discount will likely reverse and could be recovered, if necessary, from taxes paid in the carryback period. The 1997 Tax Act changed the carryback period for net operating losses from three years to two years effective for tax years beginning after August 5, 1997. This change impacted the amount of taxes recoverable from carrybacks as no taxes were paid in 1996 and 1997.

     Management does not believe it can reasonably determine the amount of loss reserve deferred tax benefit which can be recovered from future taxable income arising more than two years beyond the carryback period using a more likely than not standard.

     The change in the valuation allowance is as follows:

                       1997                 1996                 1995

                   $    271,234      $     2,374,704    $        (519,704)
                   ============      ===============    =================

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

     Company management and their independent actuary believe the reserves are reasonably stated to cover the ultimate net cost of losses and related loss adjustment expenses which are unpaid at December 31, 1997 and 1996, respectively; however, as the reserves are based on estimates, there can be no assurance that the ultimate liability will not differ from such estimates. Developments on 1995 and prior years are due primarily to increases in claim severity that have been considered in ultimate loss projections at December 31, 1997 and 1996.

     MDIC's reserves for loss and loss adjustment expenses have not been actuarially reviewed due to the few number of claims outstanding. MDIC's reserves represent less than 1% of total reserves for the periods represented by the financial statements.

Medical Defense Holding Co.

10.  Unpaid Losses and Loss Adjustment Expenses, continued:

     Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:


                                                              1997                  1996
Balance at January 1                                  $    63,205,000       $    65,660,000
Less reinsurance recoverables                               1,951,000             2,383,000
                                                      ---------------       ---------------
Net balance at January 1                                   61,254,000            63,277,000
                                                      ---------------       ---------------
Incurred related to:
    Current year                                           13,505,569            15,802,388
    Prior years                                              (204,632)            4,576,958
                                                      ---------------       ---------------
       Total incurred                                      13,300,937            20,379,346
                                                      ---------------       ---------------
Paid related to:
    Current year                                              265,569               749,388
    Prior years                                            17,008,044            21,652,958
                                                      ---------------       ---------------
       Total paid                                          17,273,613            22,402,346
                                                      ---------------       ---------------
Net balance at December 31                                 57,281,324            61,254,000
Plus reinsurance recoverables                               1,373,000             1,951,000
                                                      ---------------       ---------------
Balance at December 31                                $    58,654,324       $    63,205,000
                                                      ===============       ===============

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

     Under employment agreements with certain officers and directors, payments totaling approximately $500,000 are to be made if the number of insureds fall below 913. Such payments are forfeited in whole or part if the individual does not remain employed for a period of 36 months following the payment date.

Medical Defense Holding Co.

12.  Net Income Per Common Share:

     In February of 1997, the Financial Accounting Standards Board published Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"), which requires certain changes in the reporting of earnings per share. The Company was required to adopt SFAS 128 at December 31, 1997. Additionally, the Company was required to restate 1996 and 1995 earnings per share data as previously presented.

     SFAS 128 requires the computation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing income
     (loss) available to shareholders by the weighted-average number of common shares plus the weighted-average number of common share equivalents outstanding for the period. Anti-dilutive amounts are not shown which was the case for the year ended December 31, 1996.

     All of the Company's preferred stock are convertible to common stock at a ratio of two shares of common stock to one share of preferred stock, and therefore, are considered common stock equivalents. The Company's preferred stock has no stated dividend rate, and therefore, these securities have no effect on computing basic EPS.

     As discussed in Note 3, on October 16, 1997 and November 15, 1996, the Company purchased 1,721,445 and 2,781,338 shares of its convertible preferred stock. In addition, during December 1997, the Company purchased 44,498 shares of its convertible preferred stock from a small number of shareholders.

     On June 26, 1995, MDA was converted to a stock insurance company and became a wholly owned subsidiary of MDHC. Therefore the net income of $617,713 recorded by MDA as of June 30, 1995, is virtually entirely attributable to preconversion results and, therefore, is excluded for 1995 earnings per share presentation purposes.

Medical Defense Holding Co.

12.  Net Income Per Common Share, continued:

     Basic and diluted earnings per share for the three years ended December 31, is as follows:

                                             1997        1996           1995
Net income (loss)                        $  582,319  $ (5,501,042)  $ 1,816,378

Less net income of subsidiary through
 June 30, 1995                                                         (617,713)
                                         ----------  ------------   -----------
  Adjusted net income                    $  582,319  $ (5,501,042)  $ 1,198,665
                                         ==========  ============   ===========
Weighted average common shares
 outstanding                              1,031,025     1,019,602     1,019,602


Weighted average common stock options
 expressed as common stock equivalents   17,688,120    23,281,244    23,980,378
                                         ----------  ------------   -----------

Weighted average common and equivalent
 shares outstanding                      18,719,145    24,300,846    24,999,980
                                         ==========  ============   ===========

Basic earnings per share                 $     0.56  $      (5.39)  $      1.18
                                         ==========  ============   ===========

Diluted earnings per share               $     0.03  $   n/a(1)     $      0.05
                                         ==========  ============   ===========

(1) Anti-dilutive

13. Retained Earnings:


     Retained earnings at December 31, is derived as follows:

                                                        1997          1996
Unassigned surplus/retained earnings at January 1   $ 10,685,955  $16,186,997

Net income                                               582,319   (5,501,042)
                                                    ------------  -----------
Retained earnings at December 31                    $ 11,268,274  $10,685,955
                                                    ============  ===========

     Item 9.  Changes in and Disagreements with Accountants on Accounting and
     ------------------------------------------------------------------------
     Disclosures
     -----------

     There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the three year period ended December 31, 1997.

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

     The directors and executive officers of the Company are currently as follows:

                                                                                    Period as a
                                                                                    Director of the
     Name                    Age   Principal Occupation    Position                 Company
     ----                    ---   --------------------    --------                 ---------------
     Ronald G. Benson         57   Obstetrician/            Chairman of the Board,  1994 to date
                                   Gynecologist             President and Chief
                                                            Executive Officer

     Gary L. Robinson         61   Obstetrician/            Vice President          1994 to date
                                   Gynecologist

     John J. Stamatis         56   Thoracic and Cardio-     Vice President          1994 to date
                                   vascular Surgeon

     David W. Brown           59   Orthopedic Surgeon       Treasurer               1994 to date

     Arlen D. Winsky          60   Plastic Surgeon          Secretary               1994 to date

     Geri H. Morrison         42   Chief Operating Officer  Assistant Secretary     1994 to date
                                                            and Chief Operating
                                                            Officer

     Samuel J. Pippin         42   Director of Accounting   Principal Financial
                                                            Officer and Principal
                                                            Accounting Officer

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

     BUSINESS EXPERIENCE

     Ronald G. Benson, M.D., age 57, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Chairman of the Board of Directors of the Company since 1994, MDA since 1983 and of MDS and MDIC since 1982. He has served as President and Chief Executive Officer of the Company since 1994. Since 1976, he has served as President of MDA and as Chief Executive Officer of MDA since 1989. He has served as the Chairman of the Board of Directors since 1982, President since 1992, and Chief Executive Officer of MDS since 1989. He has served as Chairman of the Board of Directors of MDIC since 1982, Chief Executive Officer of MDIC since 1989, and President of MDIC since 1992. Dr. Benson is an obstetrician/gynecologist practicing in Springfield, Missouri.

     Gary L. Robinson, M.D., age 61, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Vice President of the Company since 1994, MDA since 1976 and as Vice President of MDS and MDIC since 1982. Dr. Robinson is an obstetrician/gynecologist practicing in Springfield, Missouri, and is affiliated with the Family Residency Program at Cox Health Systems in Springfield, Missouri.

     John J. Stamatis, M.D., age 56, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Vice President of the Company since 1994, MDA since 1979 and of MDS and MDIC since 1982. Dr. Stamatis is a thoracic and cardiovascular surgeon practicing in Springfield, Missouri.

     David W. Brown, M.D., age 59, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Treasurer of the Company since 1994, MDA since 1979 and of MDS and MDIC since 1982. Dr. Brown is an orthopedic surgeon practicing in Springfield, Missouri.

     Arlen D. Winsky, M.D., age 60, has been a member of the Board of Directors of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He has served as Secretary of the Company since 1994, MDA since 1976 and of MDS and MDIC since 1982. He was also Treasurer of MDA from 1976 to 1979. Dr. Winsky is a plastic surgeon practicing in Springfield, Missouri.

     Geri H. Morrison, CPA, MBA, age 42, has been a member of the Board of Directors, Assistant Secretary and Chief Operating Officer of the Company since 1994. She has been Chief Operating Officer of MDA, MDS and MDIC since 1989.
She has been Assistant Treasurer of MDA since 1988 and Assistant Secretary of MDS and MDIC since 1992. She has been a director of MDA since 1995 and of MDIC since 1991. Ms. Morrison received a B.S. in Accounting from Southwest Missouri State University in 1980 and an M.B.A. from Drury College in 1993. Ms. Morrison was Comptroller from 1987 to 1988, and Chief Financial Officer from 1988 to 1989, for MDA, MDS and MDIC. Prior to that time, Ms. Morrison was with Baird, Kurtz & Dobson in Springfield, Missouri.

     Samuel J. Pippin, CPA, MBA, age 42, has been Principal Financial Officer and Principal Accounting Officer of the Company since 1994. Mr. Pippin has been Director of Accounting and Finance of MDA, MDS and MDIC since 1989. He has been Assistant Secretary of MDA since 1993 and Assistant Treasurer of MDIC since 1992. He has been a director of MDA since 1995 and of MDIC since 1991. Mr. Pippin received a B.S. in Accounting from Southwest Missouri State University in 1985 and an M.B.A. from Drury College in 1995. Prior to that time, Mr. Pippin was employed with Baird, Kurtz & Dobson in Springfield, Missouri.

     Item 11.  Executive Compensation
     --------------------------------

     Cash Compensation

     The following table sets forth information concerning compensation paid for each of the three years ended December 31, 1997 with respect to the Company's chief executive officer and each other executive officer whose aggregate annual salary and bonus exceed $100,000.

                                             Annual Compensation
                                         ---------------------------
                                                                       All Other
Name and Principal Position              Year   Salary    Bonus       Compensation
---------------------------              ----   ------    -----       ------------
Ronald G. Benson, M.D.,                  1997  $132,959  $75,000 (1)   $37,625 (2)
 Chairman of the Board,                  1996  $129,387  $75,000 (1)   $36,850 (2)
 President and Chief Executive Officer   1995  $125,867  $75,000 (1)   $32,703 (3)

Geri H. Morrison, CPA, MBA,              1997  $149,877  $80,381 (4)   $37,615 (2)
  Chief Operating Officer                1996  $151,449  $80,387 (4)   $31,106 (2)
                                         1995  $131,123  $80,378 (4)   $23,676 (5)


     (1) Reflects contribution to the five-year compensation plan instituted in 1993. See "Executive Compensation Plan" below for additional detail.

     (2) Includes $8,400 in Company director's fees, $3,600 in MDA director's fees and contributions to the two MDS qualified defined contribution plans.

     (3) Includes $4,200 in Company director's fees, $3,600 in MDA director's fees and contributions to the two MDS qualified defined contribution plans.

     (4) Includes $65,000 contribution to the five-year executive compensation plan instituted in 1993.
           See "Executive Compensation Plan" below for additional detail.

     (5) Includes $4,200 in Company director's fees, $1,800 in MDA director's fees and contributions to the two MDS qualified defined contribution plans.

     The six Directors of the Company each receives $700 per month compensation for their service in that capacity. The nine Directors of MDA each receive $300 per month compensation for their service in that capacity.

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

     401(k) Plan

     Effective January 1, 1991, MDS adopted the "Medical Defense Services Corp. 401(k) Plan" (the "401(k) Plan"). Under the 401(k) Plan, employees may make deferred salary contributions in an amount up to the limit allowed by applicable law for the plan year. MDS makes a matching contribution of 100% of the amount contributed by the employee, up to 6% of each employee's compensation for the year. All employees who are 21 years of age and have two months of service with MDS are eligible to participate in the 401(k) Plan. Both MDA and MDIC are participating employers in the Pension Plan.

     Executive Compensation Plan and Executive Compensation Plan II

     In order to secure the continued employment of certain key employees, MDS in 1993 adopted the "Medical Defense Services Corp. Executive Compensation Plan" and related "Executive Compensation Trust Agreement" (collectively, the "Secular Trust"). The Secular Trust terminated on December 31, 1997. In order to continue to secure the employment of certain key employees, MDS in December, 1997, adopted the "Medical Defense Services Corp. Executive Compensation Plan II" and related "Executive Compensation Trust Agreement" (collectively, the "Secular Trust II"). The Secular Trust II was effective January 1, 1998 and terminates December 31, 2002. The benefits and provisions of the Secular Trust II are essentially the same as the Secular Trust. The Board of Directors of MDS designates by resolution those employees of MDS who may participate in the Secular Trust and Secular Trust II. An employee is entitled to participate only if the employee is employed on December 31 of a Plan Year as that term is defined in the Secular Trust/Secular Trust II. Those employees who are entitled to participate may receive a cash benefit or elect to have MDS pay such benefit directly to a Trust maintained pursuant to the Secular Trust/Secular Trust II. The employee designates the beneficiary of the Trust maintained pursuant to the Secular Trust/Secular Trust II. An employee's participation in the Secular Trust/Secular Trust II terminates upon the employee's termination of employment with MDS.



     Item 12. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

                                    PREFERRED STOCK   CLASS A COMMON STOCK
                                    ---------------   --------------------

                                    # OF    % OF ALL     # OF    % OF ALL
                                   SHARES    SHARES     SHARES    SHARES
                                   ------   --------    ------   --------
     RONALD G. BENSON              38,399   0.516%      142,857  14.286%
     GARY L. ROBINSON              15,474   0.208%      142,857  14.286%
     JOHN J. STAMATIS              30,574   0.411%      142,857  14.286%
     DAVID W. BROWN                30,429   0.409%      142,857  14.286%
     ARLEN D. WINSKY               20,765   0.280%      142,857  14.286%
     GERI H. MORRISON                 0     0.000%      142,857  14.286%
     ROBERT E. MORRISON               0     0.000%       35,714   3.571%
     SAMUEL J. PIPPIN                 0     0.000%       35,714   3.571%
     DAVID W. JACKSON                 0     0.000%       35,714   3.571%
     WILLIAM H. PENNINGER, JR         0     0.000%       35,714   3.571%
                                   -------  -----       ------- -------

                                   135,641  1.824%      999,998 100.000%
                                   =======  =====       ======= =======

     None of the persons listed above owns any Class B Common Stock. The Company is not aware of any person or entity which owns or has beneficial ownership of more than 5% of the Preferred Stock. All of the holders of Class A Common Stock are set forth above.

  As of March 9, 1998, three shareholders had converted a total of 26,700 shares of Preferred Stock to 53,400 shares of Class B Common Stock. As of March 9, 1998, that constituted all of the shares of Class B Common Stock issued and outstanding.

     Item 13. Certain Transactions and Relationships
     -----------------------------------------------

     During all or some portion of 1997, 1996, and 1995, each of Ronald G. Benson, Gary L. Robinson, John J. Stamatis, David W. Brown and Arlen D. Winsky are or were named insureds under a policy or contract of professional liability insurance issued by MDA for which premiums attributable to such individual were earned by MDA. All policies on which such persons were a named insured were made in the ordinary course of business, did not involve more than the normal underwriting risks or present other unfavorable features and were made on substantially the same terms as those prevailing at the same time for comparable policies issued to unaffiliated persons.

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

                    10.4 -- Amended and Restated Employment Agreement between
                            Geraldine Hatfield (Morrison) and Medical Defense Services Corp., dated January 1, 1993

                    10.5 -- Amended and Restated Employment Agreement between
                            Arlen D. Winsky and Medical Defense Services Corp., dated January 1, 1993.

                    10.6 -- Amended and Restated Employment Agreement between
                            David W. Brown and Medical Defense Services Corp., dated January 1, 1993.

                    10.7 -- Amended and Restated Employment Agreement between
                            Gary L. Robinson and Medical Defense Services Corp., dated January 1, 1993.

     Item 14.  Exhibits, Financial Statement Schedules and Reports on form 8-K,
     -------------------------------------------------------------------------
continued:

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

                    10.14 -- Medical Defense Services Corp. Executive
                             Compensation Plan II.

                             See Accompanying Exhibit Index for additional Exhibits incorporated by reference.


     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of 1997.

     (c)  Exhibits

               See Item 14 (a) 3 above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 1998                  MEDICAL DEFENSE HOLDING CO.



                                       By: /s/ RONALD G. BENSON
                                           -----------------------------
                                           Ronald G. Benson
                                           President, Director and
                                           Chairman of the Board
                                           (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                                   Date
---------                          -----                                   ----
/s/ RONALD G. BENSON               President, Director and Chairman        March 23, 1998
------------------------------     of the Board (Principal Executive
Ronald G. Benson                   Officer)

/s/ ARLEN D. WINSKY                Secretary and Director                  March 23, 1998
------------------------------
Arlen D. Winsky

                                   Vice President and Director             March __, 1998
------------------------------
Gary L. Robinson

/s/ JOHN J. STAMATIS               Vice President and Director             March 23, 1998
------------------------------
John J. Stamatis

/s/ DAVID W. BROWN                 Treasurer and Director                  March 23, 1998
------------------------------
David W. Brown

/s/ GERI H. MORRISON               Assistant Secretary, Chief Operating    March 23, 1998
------------------------------     Officer and Director
Geri H. Morrison

/s/ SAMUEL J. PIPPIN               Director of Accounting and Finance      March 26, 1998
------------------------------     (Principal Financial Officer and
Samuel J. Pippin                   Principal Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

The Registrant currently plans to mail an Annual Report for 1997 to security holders in April, 1998. At that time, four copies will be furnished to the Securities and Exchange Commission. No proxy statement, form of proxy, or other proxy soliciting material has been sent to the Registrant's security holders with respect to any annual or other meeting of security holders.

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

St. Louis, Missouri
February 13, 1998

                                                                      SCHEDULE I


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                            SUMMARY OF INVESTMENTS

                    As of December 31, 1997, 1996 and 1995

                            (Dollars in Thousands)

                                   ---------

                                                   1997                              1996
                                      -------------------------------   ------------------------------
                                                             Balance                          Balance
                                      Amortized    Market     Sheet     Amortized   Market     Sheet
                                        Cost       Value      Amount      Cost      Value      Amount
                                        ----       -----      ------      ----      -----      ------
Fixed Maturities:
  Bonds:
    United States Government
     and Government Agencies
     and Authorities                  $ 63,564    $ 64,074   $ 64,074   $ 69,960   $ 69,585   $ 69,585

    Corporate Securities                 5,127       5,206      5,206      6,372      6,412      6,412

    Other debt securities                4,787       4,812      4,812      2,820      2,793      2,793
                                      --------     -------   --------   --------   --------   --------

      Total fixed maturities            73,478      74,092     74,092     79,152     78,790     78,790

  Short-term investments                 7,242       7,243      7,243      4,507      4,509      4,509
                                      --------     -------   --------   --------   --------   --------

      Total investments               $ 80,720     $81,335   $ 81,335   $ 83,659   $ 83,299   $ 83,299
                                      ========     =======   ========   ========   ========   ========

                                                                     SCHEDULE II


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                                 Balance Sheet

                             (Parent Company Only)

                          December 31, 1997 and 1996

                            (dollars in thousands)

                                                            1997           1996
                                                            ----           ----
Assets:
  Cash and cash equivalents....................           $   271        $   316
  Investment in subsidiaries...................            19,690         17,644
  Federal income tax recoverable...............               384          2,379
  Other Assets.................................             3,110          1,501
                                                          -------        -------
    Total assets...............................           $23,455        $21,840
                                                          =======        =======

Liabilities:
  Accrued Liabilities..........................           $     8        $     5
                                                          -------        -------
    Total liabilities..........................                 8              5
                                                          -------        -------

Stockholder's equity:
  Preferred Stock..............................             7,436          9,209
  Common Stock.................................               517            510
  Additional paid-in capital...................             2,728          1,669
  Retained earnings............................            12,766         10,447
                                                          -------        -------
    Total stockholder's equity.................            23,447         21,835
                                                          -------        -------

Total liabilities and stockholders' equity.....           $23,455        $21,840
                                                          =======        =======

See Notes to Condensed Financial Information of Registrant.

                                                                     SCHEDULE II


                  MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

          Condensed Financial Information of Registrant - (Continued)

                            Statement of Operations

                             (Parent Company Only)

              For the Years Ended December 31, 1997, 1996 and 1995

                 (dollars in thousands, except per share data)

                                                                  1997                      1996                      1995
                                                                  ----                      ----                      ----

Revenues:
     Earnings of subsidiaries............................   $         1,706          $        (5,494)           $         1,825
     Investment Income...................................               136                      142                         27
                                                            ---------------          ---------------            ---------------
          Total revenues.................................             1,842                   (5,352)                     1,852

Total expenses...........................................               160                      125                         36
                                                            ---------------          ---------------            ---------------
Income (loss) before taxes...............................             1,682                   (5,477)                     1,816

Federal income tax.......................................                 8                       24                          0
                                                            ---------------          ---------------            ---------------

Net income...............................................   $         1,674          $        (5,501)           $         1,816
                                                            ===============          ===============            ===============

Basic earnings per share.................................   $          1.65          $         (5.39)           $          1.18
                                                            ===============          ===============            ===============

Diluted earnings per share...............................   $          0.09          $      n/a                 $          0.05
                                                            ===============          ===============            ===============

See Notes to Condensed Financial Information of Registrant.

                                                                     SCHEDULE II


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

          Condensed Financial Information of Registrant - (Continued)

                            Statement of Cash Flows

                             (Parent Company Only)

             For the Years Ended December 31, 1997, 1996 and 1995

                            (dollars in thousands)

Cash flows from operating activities:                                          1997          1996         1995
                                                                               ----          ----         ----
  Net income (loss).....................................................      $ 1,674      $ (5,501)     $ 1,816
  Adjustments to reconcile net income to net cash provided by operating activities:
  Dividends received from subsidiaries over subsidiaries' earnings......          394         5,494          778
  Changes in other assets and accrued liabilities.......................           70          (274)         (36)
                                                                              -------      --------      -------

      Net cash provided by operating activities.........................        2,138          (281)       2,558
                                                                              -------      --------      -------

Cash flows from investing activities:
  Proceeds from short-term investments..................................        6,900        13,300            0
  Purchase of short-term investments....................................       (8,377)      (11,937)      (2,711)
                                                                              -------      --------      -------

      Net cash used by investing activities.............................       (1,477)        1,363       (2,711)
                                                                              -------      --------      -------

Cash flows from financing activities:
  Purchase of preferred stock...........................................         (706)       (1,113)           0
  Proceeds from common stock issued.....................................            0             0          500
                                                                              -------      --------      -------

      Net cash (used) provided by financing activities..................         (706)       (1,113)         500
                                                                              -------      --------      -------

      Total cash provided...............................................          (45)          (31)         347

Cash and cash equivalents, beginning of period..........................          316           347            0
                                                                              -------      --------      -------

Cash and cash equivalents, end of period................................      $   271      $    316      $   347
                                                                              =======      ========      =======

     Notes to Condensed Financial Information of Registrant.

     (1) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

                                                                     SCHEDULE IV


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                                  REINSURANCE

             For the Years Ended December 31, 1997, 1996 and 1995

                            (Dollars in Thousands)

                                   ---------

                                                                                  Percentage
                             Gross      Ceded to        Assumed          Net       of Amount
                          Premiums         Other     From Other     Premiums         Assumed
                           Written     Companies      Companies       Written         to Net
                          --------     ---------     ----------     ---------     ----------
1997
  Medical Malpractice      $ 9,725        $(857)           $-0-       $10,582             0%
                           =======        ======           ====       =======            ===

1996
  Medical Malpractice      $12,526        $(196)           $-0-       $12,722             0%
                           =======        ======           ====       =======            ===

1995
  Medical Malpractice      $13,890        $ (70)           $-0-       $13,960             0%
                           =======        ======           ====       =======            ===


Footnote:

  Medical Defense Holding Co. amounts ceded to other companies reflect current year adjustments in retrospectively rated reinsurance contracts which remain in effect for policies from November 1, 1980 through October 31, 1987.

                                                                      SCHEDULE V


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             GROSS OF REINSURANCE

             For the Years Ended December 31, 1997, 1996 and 1995



                            (Dollars in Thousands)

                                   ---------

                                                 Additions                   Deductions
                                           ----------------------  ------------------------------
                                 Balance,  Charged to  Charged to       Losses and  Retrospective      Balance,
                             December 31,   Costs and       Other  Loss Adjustment  Premiums Paid  December 31,
Description                          1996    Expenses    Accounts    Expenses Paid  to Reinsurers          1997
-----------                  ------------  ----------  ----------  ---------------  -------------  ------------
Unpaid losses and loss
  adjustment expenses             $63,205     $12,723                      $17,274                      $58,654

Retrospective premiums
  payable to reinsurers           $ 1,970     $  (857)                                                  $ 1,113

                                                 Additions                   Deductions
                                           ----------------------  ------------------------------
                                 Balance,  Charged to  Charged to       Losses and  Retrospective      Balance,
                             December 31,   Costs and       Other  Loss Adjustment  Premiums Paid  December 31,
Description                          1995    Expenses    Accounts    Expenses Paid  to Reinsurers          1996
-----------                  ------------  ----------  ----------  ---------------  -------------  ------------

Unpaid losses and loss
  adjustment expenses             $65,660     $19,947                      $22,402                      $63,205

Retrospective premiums
  payable to reinsurers           $ 2,195     $  (196)                                      $ (29)      $ 1,970

                                                 Additions                   Deductions
                                           ----------------------  ------------------------------
                                 Balance,  Charged to  Charged to       Losses and  Retrospective      Balance,
                             December 31,   Costs and       Other  Loss Adjustment  Premiums Paid  December 31,
Description                          1994    Expenses    Accounts    Expenses Paid  to Reinsurers          1995
-----------                  ------------  ----------  ----------  ---------------  -------------  ------------

Unpaid losses and loss
  adjustment expenses             $65,803     $15,637                      $15,780                      $65,660

Retrospective premiums
  payable to reinsurers           $ 2,586     $   (70)                                      $ 321       $ 2,195

                                                                     SCHEDULE VI


                 MEDICAL DEFENSE HOLDING CO. AND SUBSIDIARIES

                      SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY & CASUALTY INSURANCE OPERATIONS

             For the Years Ended December 31, 1997, 1996 and 1995

                            (Dollars in Thousands)

                                   ---------

                                                 1997        1996        1995
                                                 ----        ----        ----
Deferred policy acquisition costs              $    155    $    375    $     60

Reserve for unpaid losses
  and loss adjustment expenses                   58,654      63,205      65,660

Unearned premiums                                 6,059       7,572       8,055

Earned premiums (gross of reinsurance)           11,235      13,004      15,113

Net investment income                             5,011       5,297       5,523

Amortization of deferred acquisition costs          155         375          60

Losses and loss adjustment
     expenses (gross of reinsurance)
     incurred related to:
  Current years                                  13,506      15,802      18,115
  Prior years                                      (783)      4,145      (2,478)

Paid losses and loss adjustment expenses         17,274      22,402      15,780

Gross premiums written                            9,725      12,526      13,890

                                                     EXHIBIT INDEX

Exhibit                                                                                                               Page
  No.                                                 Description                                                      No.
  ---                                                 -----------                                                      ---
  3.1    ---   Articles of Incorporation of Medical Defense Holding Co. (Filed as Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)............................................................................

  3.2    ---   Bylaws of Medical Defense Holding Co. (Filed as Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)
               .........................................................................................

  4.1    ---   Right of First Refusal Agreement (Filed as Exhibit 4.1 to the Registrant's Registration
               Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).............

  4.2    ---   Specimen Stock Certificate for Preferred Stock (Filed as Exhibit 4.2 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)
               .........................................................................................

  4.3    ---   Specimen Stock Certificate for Class A Common Stock (Filed as Exhibit 4.3 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)............................................................................

  4.4    ---   Specimen Stock Certificate for Class B Common Stock (Filed as Exhibit 4.4 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)............................................................................

  10.1   ---   1983 Management Agreement between Medical Defense Associates and Medical Defense Services
               Corp., as amended (Filed as Exhibit 10.1 to the Registrant's Registration Statement on
               Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................

  10.2   ---   1983 Management Agreement between Medical Defense Insurance Company and Medical Defense
               Services Corp., as amended (Filed as Exhibit 10.2 to the Registrant's Registration
               Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).............

  10.3   ---   Amended and Restated Employment Agreement between Ronald G. Benson and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.3 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)
               ..........................................................................................

  10.4   ---   Amended and Restated Employment Agreement between Geraldine Hatfield (Morrison) and
               Medical Defense Services Corp., dated January 1, 1993 (Filed as Exhibit 10.4 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)............................................................................

  10.5   ---   Amended and Restated Employment Agreement between Arlen D. Winsky and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.5 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)
               ..........................................................................................



Exhibit                                                                                                               Page
  No.                                                 Description                                                      No.
  ---                                                 ------------                                                     ---

  10.6     --- Amended and Restated Employment Agreement between David W. Brown and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

  10.7     --- Amended and Restated Employment Agreement between Gary L. Robinson and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.7 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

  10.8     --- Amended and Restated Employment Agreement between John J. Stamatis and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.8 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

  10.9     --- Medical Defense Services Corp. Integrated Money Purchase Pension and Trust Agreement,
               between, Medical Defense Services Corp. and Boatmen's Trust Company, as amended, dated
               December 31, 1990 (Filed as Exhibit 10.9 to the Registrant's Registration Statement on
               Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................

 10.10     --- Carnahan, Evans, Cantwell & Brown, P.C. Defined Contribution Prototype Plan and Trust
               Agreement, adopted December 31, 1990 (Filed as Exhibit 10.10 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)

 10.11     --- Medical Defense Services Corp. Executive Compensation Plan, dated October 15, 1993 (Filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (file #33-87444)
               and hereby incorporated by reference.)....................................................

 10.12     --- Form of Deposit Agreement between Medical Defense Associates and Central Bank, Jefferson
               City, Missouri (Filed as Exhibit 10.12 to the Registrant's Registration Statement on Form
               S-1 (file #33-87444) and hereby incorporated by reference.)...............................

 10.13     --- Form of Employment Guaranty Agreement by Medical Defense Holding Co. guaranteeing existing Medical Defense Services Corp.'s employment agreements (Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and hereby incorporated by reference.)........................................................

 10.14     --- Medical Defense Services Corp. Executive Compensation Plan II.............................

  11.1     --- Statement re computation of per share earnings............................................

  21.1     --- Subsidiaries of the registrant............................................................

   27      --- Financial Data Schedule...................................................................

