Form 10-Q
period 1998-03-31
MEDICAL DEFENSE HOLDING CO
filed 1998-05-15
CIK 934384

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1998

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

                  __X__ Yes                         _____ No

     As of May 8, 1998 there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 53,400 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.

________________________________________________________________________________

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          MEDICAL DEFENSE HOLDING CO.

                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                    ________


                                                       (Unaudited)
                                                        March 31,   December 31,
                              ASSETS                       1998         1997
                                                       -----------  -----------

Investments:
  Fixed maturity investments, at market value
  (amortized cost of $70,113,658 and
       $73,477,904, respectively)                      $70,718,094  $74,091,837
  Short-term investments, at market                      7,832,780    7,242,682
                                                       -----------  -----------

     Total investments                                  78,550,874   81,334,519

Other assets:
  Cash and cash equivalents                              4,850,948    2,955,161
  Accrued investment income                                779,739      998,833
  Premiums receivable                                      665,618    1,521,050

  Reinsurance recoverable on loss
       and loss expenses:
    Unpaid claims                                        1,373,000    1,373,000

  Property and equipment, net of accumulated
       depreciation of $1,271,259 and
       $1,250,772, respectively                          1,007,912    1,028,089

  Federal income tax:
    Current-refundable                                     383,879      383,879

  Other assets                                             234,330      336,094
                                                       -----------  -----------

    Total assets                                       $87,846,300  $89,930,625
                                                       ===========  ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      March 31, 1998 and December 31, 1997

                                    ________

                                                              (Unaudited)
                       LIABILITIES &                            March 31,    December 31,
                    STOCKHOLDERS' EQUITY                             1998            1997
                                                              -----------    ------------
Liabilities:
  Claims and policy liabilities:
    Unpaid losses and loss adjustment expenses                $56,724,181    $58,654,324
    Unearned premiums                                           4,633,435      6,059,398
                                                              -----------    -----------

    Total claims and policy liabilities                        61,357,616     64,713,722

Other liabilities:
  Retrospective premium due reinsurers                          1,113,047      1,113,047
  Amounts withheld or retained by Company
    for account of others                                         118,735        252,429
  Other liabilities                                             2,843,980      1,496,619
                                                              -----------    -----------

    Total liabilities                                          65,433,378     67,575,817
                                                              -----------    -----------

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    12,000,000 shares authorized;  7,426,010 and
    7,436,095 shares issued and outstanding, respectively       7,426,010      7,436,095
  Class A common stock, $0.50 per share;
    2,000,000 shares authorized; 999,998 shares
    issued and outstanding                                        499,999        499,999
  Class B common stock, $0.50 per share;
    48,000,000 shares authorized;  53,400 and
    33,230 shares issued and outstanding, respectively             26,700         16,615
  Additional paid-in capital                                    2,728,369      2,728,369
  Accumulated Comprehensive Income;
    Unrealized gains on investments, net
    of deferred taxes of $205,438 and $208,872, respectively      398,791        405,456
  Retained earnings                                            11,333,053     11,268,274
                                                              -----------    -----------
         Total stockholders' equity                            22,412,922     22,354,808
                                                              -----------    -----------

         Total liabilities and stockholders' equity           $87,846,300    $89,930,625
                                                              ===========    ===========


 The accompanying notes are an integral part of the consolidated financial statements.


                          MEDICAL DEFENSE HOLDING CO.

                       CONSOLIDATED STATEMENTS OF INCOME
                for the quarters ended March 31, 1998 and 1997

                                  (Unaudited)
                                   ---------

                                                                   Quarter Ended
                                                                     March 31,
                                                           1998                1997
                                                           ----                ----
Revenues:
  Premiums earned                                         $ 2,286,503         $ 3,001,139
  Investment income                                         1,252,922           1,317,384
  Net realized investment gains                                 3,132               5,893
  Other income                                                    286                 286
                                                           ----------          ----------

     Total revenues                                         3,542,843           4,324,702
                                                           ----------          ----------

Expenses:
  Losses and loss adjustment expenses,                      2,796,303           3,425,270
  Amortization of policy acquisition costs                     14,674
  Other underwriting and insurance
     expenses                                                 520,320             554,843
  Investment expenses                                          66,615              67,020
  Other operating expenses                                     76,718              47,302
                                                           ----------          ----------


     Total expenses                                         3,474,630           4,094,435
                                                           ----------          ----------

       Income before provision
         for federal income taxes                              68,213             230,267
                                                           ----------          ----------

Provision for federal income taxes:
  Current                                                                         (38,000)
  Deferred                                                      3,434              38,000
                                                           ----------          ----------

     Total tax provision                                        3,434                   0
                                                           ----------          ----------

       Net Income                                          $   64,779          $  230,267
                                                           ==========          ==========

Earnings per common share and common
     equivalent share (Note 9):
  Basic earnings per common share                               $0.06               $0.22
                                                           ==========          ==========

  Diluted earnings per common share and
     common share equivalent                                    $0.00               $0.01
                                                           ==========          ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                for the quarters ended March 31, 1998 and 1997

                                  (Unaudited)
                                   ---------


                                                                         March 31,            March 31,
                                                                              1998                 1997
                                                                         ---------           ----------
Net Income                                                               $  64,779           $  230,267
                                                                         ---------           ----------
Other comprehensive (loss), net of tax:

   Unrealized holding (losses) arising during the period, net of tax        (4,598)          (1,122,252)
   Less: reclassification adjustment for gains included in net income,
    net of tax                                                              (2,067)              (3,889)
                                                                         ---------           ----------

Other comprehensive (loss)                                                  (6,665)          (1,126,141)
                                                                         ---------           ----------


Comprehensive income (loss)                                              $  58,114           $ (895,874)
                                                                         =========           ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                 for the quarters ended March 31, 1998 and 1997

                                  (Unaudited)
                                    ________

                                                                                         March 31,     March 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Operating activities:
 Net income                                                                            $    64,779   $   230,267

 Adjustments to reconcile net income to net cash provided
   by operating activities:
  Realized investment gains                                                                 (3,132)       (5,893)
  Depreciation and amortization of deferred policy
   acquisition costs                                                                        20,487        26,680
  Provision for deferred income tax                                                          3,434        38,000

  Change in assets and liabilities:
   Accrual and amortization of investment income                                           166,178       118,779
   Premiums receivable from policyholders                                                  855,432       986,106
   Reinsurance recoverable on loss & loss expenses:
    Paid claims                                                                                            2,798
    Unpaid claims
    Unpaid losses & loss adjustment expenses                                           (1,930,143)        15,959
   Unearned premiums                                                                   (1,425,963)    (1,788,129)
   Amounts withheld or retained by Company on account
    of others                                                                            (133,694)       (61,784)
   Income tax                                                                                            (22,500)
   Other assets                                                                           101,764       (255,614)
   Other liabilities                                                                    1,347,361     (1,046,197)
                                                                                      -----------    -----------

    Net cash used  by operating activities                                               (933,497)    (1,761,528)
                                                                                      -----------    -----------

Investing activities:
 Proceeds from:
  Fixed maturity investments - Sales                                                    1,018,828      1,528,125
  Fixed maturity investments - Maturities                                               3,843,158      1,358,244
  Short-term investments - Maturities                                                   5,100,000      3,550,000

 Purchase of investments:
  Fixed maturity investments                                                           (1,534,219)    (1,989,980)
  Short-term investments                                                               (5,598,173)    (4,028,043)
  Purchases of property and equipment                                                        (310)          (583)
                                                                                       -----------   -----------

  Net cash provided (used) by investing activities                                       2,829,284       417,763
                                                                                       -----------   -----------

  Net increase (decrease) in cash and cash equivalents                                   1,895,787    (1,343,765)

Cash and cash equivalents, beginning of period                                           2,955,161     3,514,854
                                                                                       -----------   -----------
Cash and cash equivalents, end of period                                               $ 4,850,948   $ 2,171,089
                                                                                       ===========   ===========
Federal income taxes paid (refunded)                                                   $         0   $   (15,500)
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


2.  Basis of Presentation:
    ---------------------

    All March 31, 1998 and 1997 information contained in the following footnotes is unaudited. It is management's opinion that the financial statements as of March 31, 1998 and 1997 reflect all adjustments which are necessary to present a fair statement of results for the interim periods presented. The financial statements of MDA and its subsidiaries as of March 31, 1998 and 1997 have been consolidated with the Company in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of the Company, effective on June 26, 1995. All significant intercompany transactions have been eliminated. All other adjustments made are of a normal recurring nature.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


3.  Summary of Significant Accounting Policies, continued:
    ------------------------------------------

     B.  Recently Issued Accounting Standards:
         ------------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (`SFAS 128'). SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principle Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, upon adoption SFAS No. 128 requires restatement of all prior periods earnings per share information.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires presentation of comprehensive income in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company has elected to report comprehensive income in a separate statement of comprehensive income which begins with net income. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997, including interim periods. SFAS No. 130 requires restatement of all prior periods comprehensive income information upon which the Company is reporting.

     C.  Investments:
         -----------

         SFAS 115 requires companies to classify debt and equity securities into three categories. Held-to-maturity debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are to be reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified in the other two categories are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings reported as a separate component of surplus as regards policyholders.

         The accompanying consolidated GAAP financial statements of the Company for the quarter ended March 31, 1998 and the year ended December 31, 1997 have been prepared in accordance with SFAS 115, and the Company has classified all investments in fixed maturities as available for sale. Should the Company experience declines in market value that are other than temporary, the difference between amortized cost and market would be recognized through current earnings and included in comprehensive income.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________

3.  Summary of Significant Accounting Policies, continued:
    ------------------------------------------


     D.  Reinsurance:
         -----------

         SFAS 113 requires certain changes in the manner in which insurance enterprises account for and report on insurance contracts. Among other things, SFAS 113 eliminates the practice by insurance enterprises of reporting assets and liabilities related to reinsurance contracts net of the effects of reinsurance. It requires reinsurance receivables and prepaid reinsurance premiums to be reported as assets.

     E.  Income Taxes:
         ------------

         SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

4.  Capital Stock:
    -------------

    The Company has issued shares of $1.00 par value redeemable convertible preferred stock to the eligible policyholders of MDA in exchange for their mutual policyholders' rights in MDA. Each share of preferred stock is convertible into two shares of Medical Defense Holding Co. Class B Common Stock, at the holders option, and may be converted at any time prior to redemption. Each share of preferred stock is redeemable, at the Company's option, after three years from the date of issuance, at a price per share of $1.00. The preferred stock does not provide a stated dividend and no dividends may be paid on any Company common stock while there are preferred stock shares outstanding. Subsequent to the conversion of MDA to a stock company, 26,700 shares of preferred stock were converted to 53,400 shares of Class B common stock.

    The Company has issued shares of $0.50 par value Class A common stock in accordance with the agreement and plan of conversion dated November 29, 1994, in exchange for cash.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


5.   Investments:

     The following information summarizes the difference between amortized cost and market value of fixed maturities investments:

                                                                           Gross       Gross      Estimated
                                                            Amortized    Unrealized  Unrealized     Market
                        March 31, 1998                         Cost        Gains       Losses       Value
                        --------------                     ------------  ----------  ----------  ------------
      U.S. Treasury debt securities and obligations
        of U.S. Government corporations and
        agencies                                            $35,936,895    $429,283    $ 78,659   $36,287,519
      Corporate debt securities                               3,926,723      44,044           3     3,970,764
      Mortgage-backed securities                             25,677,776     256,538      83,985    25,850,329
      Other debt securities                                   4,572,264      46,124       8,906     4,609,482
                                                            -----------    --------    --------   -----------
                                                            $70,113,658    $775,989    $171,553   $70,718,094
                                                            ===========    ========    ========   ===========
                     December 31, 1997
                     -----------------
      U.S. Treasury debt securities and obligations
        of U.S. Government corporations and
        agencies                                            $36,435,311    $417,449    $ 85,125   $36,767,635
      Corporate debt securities                               5,126,604      81,809       2,942     5,205,471
      Mortgage-backed securities                             27,129,137     270,152      92,807    27,306,482
      Other debt securities                                   4,786,852      40,073      14,676     4,812,249
                                                            -----------    --------    --------   -----------
                                                            $73,477,904    $809,483    $195,550   $74,091,837
                                                            ===========    ========    ========   ===========

     The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the quarter ended March 31, 1998 and the year ended December 31, 1997 is as follows:

                                March 31,        December 31,
                                  1998              1997
                                --------         -----------
                                $(6,665)          $643,376
                                =======           ========

     The amortized cost and estimated market value of debt securities by contractual maturity are shown as follows:

                                                               Amortized              Estimated Market
                 March 31, 1998                                  Cost                      Value
                 --------------                              ------------             ----------------
      Due in one year or less                                 $ 7,356,769               $ 7,383,216
      Due after one year through five years                    36,162,743                36,381,502
      Due after five years through ten years                   20,115,707                20,416,856
      Due after ten years                                       6,478,439                 6,536,520
                                                              -----------               -----------
                                                              $70,113,658               $70,718,094
                                                              ===========               ===========

     For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser. Actual prepayment experience may differ from estimates.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________


5.   Investments, continued:

     Accrued investment income at March 31, 1998 and December 31, 1997, is as follows:

                                                              March 31,  December 31,
                                                                1998         1997
                                                              ---------  ------------
      U.S. Treasury securities                                 $510,404    $705,909
      Corporate bonds                                            81,918     114,506
      Mortgage-backed securities                                169,269     159,026
      Other debt securities                                      18,148      19,392
                                                               --------    --------
                                                               $779,739    $998,833
                                                               ========    ========

          Securities on Deposit With Statutory Authorities:

          To comply with the Missouri Department of Insurance, MDA had a U.S. Treasury Note with a par value of $1,400,000, as of March 31, 1998 and December 31, 1997, on deposit with the State of Missouri. In addition, to comply with a special agreement with the Missouri Department of Insurance related to the conversion of MDA to a Chapter 379 stock insurance company and the release of MDA members from potential future assessment liability, MDA had U.S. Treasury Notes with a total par value of $5,000,000, on deposit with the State of Missouri at March 31, 1998 and December 31, 1997.

          To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of March 31, 1998 and December 31, 1997, on deposit with the State of Missouri.

          Escrow Funds:

          Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. The Company receives all earnings on the escrowed funds. At March 31, 1998 and December 31, 1997, the escrowed funds were invested in a $400,000 par value U.S. Treasury with a fair value of $406,748 and $406,248, respectively, which is included with investments on the balance sheet. This U.S. Treasury Note matures April 30, 2001.

      Net investment income by source was as follows for the quarters ended March 31, 1998 and 1997:

                                                              March 31,   March 31,
                                                                1998       1997
                                                             ----------  ----------
     Investment income:
       Fixed maturity investments                            $1,126,272  $1,226,985
       Short-term investments                                   126,650      90,399
                                                             ----------  ----------
         Total investment income                              1,252,922   1,317,384
     Less investment expenses                                   (66,615)    (67,020)
                                                             ----------  ----------
          Net investment income                              $1,186,307  $1,250,364
                                                             ==========  ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   _________


5.   Investments, continued:
     -----------

     Realized gains on investments reflected in the results of operations for the quarter ended March 31, 1998 and 1997, are as follows:

                                                         March 31,    March 31,
                                                              1998         1997
                                                         ---------    ---------
Sale of fixed maturity investments:
  Realized gains                                           $ 9,640      $ 9,055
  Realized losses                                           (6,508)      (3,162)
                                                           -------      -------

     Net realized gains                                    $ 3,132      $ 5,893
                                                           =======      =======

6.   Statutory Disclosures:
     ---------------------

     Net income and surplus reported by MDA separately in its reports filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:

                                                        March 31,      March 31,
                                                             1998           1997
                                                      -----------    -----------

Net income for the three months ended March 31        $    37,382    $   207,697
                                                      ===========    ===========

Surplus as regards policyholders (including equity
  in MDS and MDIC), March 31                          $19,719,635    $21,185,097
                                                      ===========    ===========

     Net income and surplus reported by MDIC separately in its reports filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:

                                                         March 31,     March 31,
                                                              1998          1997
                                                        ----------    ----------
Net income for the three months ended March 31          $    8,834    $   23,226
                                                        ==========    ==========

Surplus as regards policyholders, March 31              $4,426,180    $4,355,924
                                                        ==========    ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________


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

     The following table accounts for the differences between the actual current tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before income taxes:

                                                        March 31, 1998         March 31, 1997
                                                    ----------------------  ---------------------

                                                      Income    Effective    Income    Effective
                                                      Taxes     Tax Rate     Taxes     Tax Rate
                                                    ----------  ----------  ---------  ----------
Pre-tax income calculated at
   statutory tax rates                              $  23,192       34.00%  $ 78,291       34.00%
Net operating loss carryforward                       159,043      233.15     11,596        5.04
Change in valuation allowance                        (178,801)    (262.12)   (89,887)     (39.04)
                                                    ---------     -------   --------      ------

Provision for income taxes                          $   3,434        5.03%  $      0           0%
                                                    =========     =======   ========      ======

The components of the net deferred tax asset at March 31, 1998 and December 31, 1997 are as follows:

                                                       March 31, 1998                         December 31, 1997
                                                       --------------                         -----------------

                                               Deferred             Deferred            Deferred             Deferred
                                              Tax Asset           Tax Liability        Tax Asset           Tax Liability
                                             ------------         -------------       ------------         -------------
Tax discounting of loss reserves              $ 3,485,947                              $ 3,571,217
Tax acceleration of unearned premium              315,074                                  412,039
Unrealized gain/loss                                                   $205,438                                 $208,872
                                             ------------         -------------       ------------         -------------

                                              $ 3,801,021              $205,438        $ 3,983,256              $208,872
                                             ------------         -------------       ------------         -------------

Net deferred federal income tax asset         $ 3,595,583                              $ 3,774,384

Valuation allowance                            (3,595,583)                              (3,774,384)
                                             ------------                              -----------

Net realized deferred tax asset               $         0                              $         0
                                             ============                              ===========


                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   _________

7.   Federal Income Tax, continued:

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

     The change in the valuation allowance is as follows:

                        March 31,            March 31,
                             1998                 1997
                        ---------            ---------
                        $(178,801)            $293,001
                        =========            =========

8.   Unpaid Losses and Loss Adjustment Expenses:

     The Company's reserves for loss and loss adjustment expenses represent the estimated ultimate cost of all losses and loss adjustment expenses which are unpaid at the balance sheet date, on a consolidated basis, for MDA and MDIC.

     The reserves include estimates of future trends in claim frequency, severity and cash flow, which could vary as the losses are ultimately settled; thus, the ultimate liability may be in excess of, or less than, the amounts provided in the accompanying financial statement.

     Company management believes the reserves are reasonably stated to cover the ultimate cost of losses and related loss adjustment expenses which are unpaid at March 31, 1998 and December 31, 1997, respectively.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________


8.   Unpaid Losses and Loss Adjustment Expenses, continued:

     Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                            March 31,       December 31,
                                                                                 1998               1997
                                                                          -----------       ------------
Balance at January 1                                                      $58,654,324       $63,205,000
Less reinsurance recoverables                                               1,373,000         1,951,000
                                                                          -----------       -----------
Net balance at January 1                                                   57,281,324        61,254,000
                                                                          -----------       -----------

Incurred related to:
 Current year                                                               2,501,720        13,505,569
 Prior years                                                                  294,583          (204,632)
                                                                          -----------       -----------
   Total incurred                                                           2,796,303        13,300,937
                                                                          -----------       -----------

Paid related to:
 Current year                                                                   3,032           265,569
 Prior years                                                                4,723,414        17,008,044
                                                                          -----------       -----------
   Total paid                                                               4,726,446        17,273,613
                                                                          -----------       -----------

Net balance at end of period                                               55,351,181        57,281,324
Plus reinsurance recoverables                                               1,373,000         1,373,000
                                                                          -----------       -----------
Balance at end of period                                                  $56,724,181       $58,654,324
                                                                          ===========       ===========

9.   Net Income Per Common Share:

     In February of 1997, the Financial Accounting Standards Board published Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"), which requires certain changes in the reporting of earnings per share. The Company was required to adopt SFAS 128 at December 31, 1997. Additionally, the Company was required to restate interim 1997 earnings per share data as previously presented.

     SFAS 128 requires the computation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing income
     (loss) available to shareholders by the weighted-average number of common shares plus the weighted-average number of common share equivalents outstanding for the period. Anti-dilutive amounts are not shown.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


9.   Net Income Per Common Share, continued:

     All shares of the Company's preferred stock are convertible to common stock at a ratio of two shares of common stock to one share of preferred stock, and since the Company's preferred stock has no stated dividend rate, and thus, no effective yield, these securities are considered common stock equivalents for the purpose of computing net income per common share. Net income per common share is computed using net income divided by the weighted average number of common shares and common share equivalents outstanding.

     Net income per common share for the three months ended March 31, is as follows:

                                                                         Three Months  Ended       Three Months  Ended
                                                                           March 31, 1998             March 31, 1997
                                                                         -------------------       -------------------
          Net income                                                          $    64,779               $   230,267
                                                                              ===========               ===========

          Weighted average common shares outstanding                            1,047,347                 1,024,447

          Weighted average common stock options
           expressed as common stock equivalents                               14,858,071                18,412,857
                                                                              -----------               -----------
          Weighted average common and
           equivalent shares outstanding                                       15,905,418                19,437,304
                                                                              ===========               ===========
          Basic earnings per share                                            $      0.06               $      0.22
                                                                              ===========               ===========
          Diluted earnings per share                                          $      0.00               $      0.01
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

     Under employment agreements with certain officers and directors, payments totaling approximately $500,000 are to be made if the number of insureds fall below 913. At March 31, 1998, the number of insureds totaled approximately 1,130. Such payments are forfeited in whole or part if the individual does not remain employed for a period of 36 months following the payment date.

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

Results of Operations

MDHC recorded an 18% decrease in total revenues for the three months ended March 31, 1998 compared with the same period in the prior year. This decline was due to a decrease in premiums written for the first quarter of 1998 of approximately $340,000 and a decline in insureds which combined to generate a decline in earned premium of approximately $716,000 when compared to the same period in 1997. This decrease in written premium and earned premium was primarily the result of the movement of insureds to other carriers, both in 1998 and during the last nine months of 1997. During the three months ended March 31, 1998 the total count of insureds for MDHC decreased to 1,132 from 1,177. During the last nine months of 1997 the count of insureds decreased from 1,405 to 1,177. The drop in insureds was approximately 21% for the year ended March 31, 1998. Total investment income decreased 5.1% for the three months ended March 31, 1998, compared to the previous year. This decrease in investment income was primarily the result of a decrease in invested assets of approximately $3.2 million at March 31, 1998 compared to March 31, 1997.

MDHC's total expenses for the quarter ended March 31, 1998 declined approximately $620,000 or 15.1% when compared to the same period in 1997. This decrease in total incurred expenses was due almost entirely to a decline in losses and loss adjustment expenses, which is MDHC's most significant operating expense. Loss and loss adjustment expenses decreased 18.4% for the three months ended March 31, 1998 and decreased slightly as a percentage of total revenues, to 78.9% for the quarter compared to 79.2% for the same period in the prior year. This decrease in loss and loss adjustment expenses was primarily the result of fewer insureds.

MDHC's income before provision for federal income taxes was $68,213 for the three months ended March 31, 1998. As a result of the factors noted above, the Company's net income decreased $165,488, when compared with the same period in 1997.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Results of Operations, continued

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires presentation of comprehensive income in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company has elected to report comprehensive income in a separate statement of comprehensive income which begins with net income. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997,
including interim periods.   SFAS No. 130 requires restatement of all prior
periods comprehensive income information upon which the Company is reporting.

Financial Condition

MDHC's total consolidated assets were $87,846,300 as of March 31, 1998. Total assets declined $2,084,325 from December 31, 1997 to March 31, 1998. This decrease during the quarter was largely due to a combination of a decline in premiums receivable from policyholders of $855,432 and the decline in invested assets used to pay claim liabilities of $1,930,143. At March 31, 1998, MDHC's assets consisted primarily of cash and investments which were approximately 95% of total assets. Approximately 85% of the Company's total assets consisted of either cash, U.S. Treasury bonds, U.S. government agency bonds, or other investments either collateralized or guaranteed by U.S. government agencies or securities. MDHC does not hold, either directly or indirectly, any real estate owned for investment purposes or any fixed maturity investments rated below AA by nationally recognized rating agencies. The composition of the Company's total investments is not anticipated to change substantially in the near future.

MDHC's total consolidated liabilities as of March 31, 1998 were $65,433,378, which was a decline of approximately 3.2% from December 31, 1997. This decline was primarily the result of a decline in unearned premiums of $1,425,963 from December 31, 1997 to March 31, 1998, which is partially due to the decline in policyholders discussed earlier and is partially routine for the three months ended March 31 based on the renewal dates of the majority of the Company's annual policies. The remaining decrease was the result of a decline noted above in the reserve for unpaid losses and loss adjustment expenses of $1,930,143 coupled with an increase in other liabilities of $1,347,361 which is primarily due to the recording of outstanding claim drafts during the first quarter of 1998. Approximately 87% of MDHC's consolidated total liabilities at March 31, 1998, relate to unpaid loss and loss adjustment expenses.

Stockholders' equity increased 0.3% for the three months ended March 31, 1998 compared with the prior year-end primarily due to the net income for the period of $64,779.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Liquidity and Capital Resources

MDHC's cash flow in the immediate future will be primarily dependent upon cash dividends from MDA. MDA's cash flow is generated from its operations and investment portfolio. MDHC's net cash used by operating activities was $933,497 at March 31, 1998, compared to cash used by operating activities of $1,761,528 at March 31, 1997.

The decrease in net cash used from operations of $828,031 for the first quarter of 1998 when compared to the net cash used from operations during the first quarter of 1997 was primarily the result of a decrease in net income for the period of $165,488, a decrease in the decline of unearned premiums due from policyholders of approximately $362,000 which was a result of the decline in total policyholders discussed earlier and a net decrease in losses and loss adjustment expenses of $1,930,143.

MDHC's investing activities generated net cash provided by investing activities of $2,829,284 for the quarter ended March 31, 1998 compared to a net increase in cash from investing activities of $417,763 at March 31, 1997. This increase in cash provided by investing activities of $2,411,521 was due to the net effect of an increase in proceeds from investing activities of $3,525,617 at March 31, 1998, compared to the same period in 1997, coupled with an increase in the purchase of investments of $1,114,096 for the quarter ended March 31, 1998 compared to the same period in 1997.

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

          See accompanying Exhibit Index incorporated by reference.

  (b)  Reports on Form 8-K.
        None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Medical Defense Holding Co.
                                                    (Registrant)


    May 11, 1998                                /s/ Ronald G. Benson
--------------------                --------------------------------------------
        Date                                      Ronald G. Benson
                                            President, CEO, and Chairman
                                               of the Board (principal
                                            executive officer); Director



    May 11, 1998                                /s/ Samuel J. Pippin
--------------------                --------------------------------------------
        Date                                      Samuel J. Pippin
                                             Director of Accounting and
                                            Finance (principal financial
                                               and accounting officer)

                                 EXHIBIT INDEX

Exhibit                                                                                                    Page
  No.                                              Description                                              No.
  ---                                              -----------                                              ---
  3.1       -- Articles of Incorporation of Medical Defense Holding Co. (Filed as Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).......................................................................

  3.2       -- Bylaws of Medical Defense Holding Co. (Filed as Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................................................................

  4.1       -- Right of First Refusal Agreement (Filed as Exhibit 4.1 to the Registrant's Registration
               Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).........

  4.2       -- Specimen Stock Certificate for Preferred Stock (Filed as Exhibit 4.2 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................................................................

  4.3       -- Specimen Stock Certificate for Class A Common Stock (Filed as Exhibit 4.3 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).......................................................................

  4.4       -- Specimen Stock Certificate for Class B Common Stock (Filed as Exhibit 4.4 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).......................................................................

 10.1       -- 1983 Management Agreement between Medical Defense Associates and Medical Defense Services
               Corp., as amended (Filed as Exhibit 10.1 to the Registrant's Registration Statement on
               Form S-1 (file #33-87444) and hereby incorporated by reference.)......................

 10.2       -- 1983 Management Agreement between Medical Defense Insurance Company and Medical Defense
               Services Corp., as amended (Filed as Exhibit 10.2 to the Registrant's Registration
               Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).........

 10.3       -- Amended and Restated Employment Agreement between Ronald G. Benson and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.3 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................................................................

 10.4       -- Amended and Restated Employment Agreement between Geraldine Hatfield (Morrison) and
               Medical Defense Services Corp., dated January 1, 1993 (Filed as Exhibit 10.4 to the
               Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).......................................................................

 10.5       -- Amended and Restated Employment Agreement between Arlen D. Winsky and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.5 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................................................................

Exhibit                                                                                                    Page
  No.                                              Description                                              No.
  ---                                              -----------                                              ---
 10.6       -- Amended and Restated Employment Agreement between David W. Brown and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................................................................

 10.7       -- Amended and Restated Employment Agreement between Gary L. Robinson and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.7 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................................................................

 10.8       -- Amended and Restated Employment Agreement between John J. Stamatis and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.8 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................................................................

 10.9       -- Medical Defense Services Corp. Integrated Money Purchase Pension and Trust Agreement,
               between, Medical Defense Services Corp. and Boatmen's Trust Company, as amended, dated
               December 31, 1990 (Filed as Exhibit 10.9 to the Registrant's Registration Statement on
               Form S-1 (file #33-87444) and hereby incorporated by reference.)......................

 10.10      -- Carnahan, Evans, Cantwell & Brown, P.C. Defined Contribution Prototype Plan and Trust
               Agreement, adopted December 31, 1990 (Filed as Exhibit 10.10 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)..........................................................................

 10.11      -- Medical Defense Services Corp. Executive Compensation Plan, dated October 15, 1993 (Filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (file #33-87444)
               and hereby incorporated by reference.)...............................................

 10.12      -- Form of Deposit Agreement between Medical Defense Associates and Central Bank, Jefferson
               City, Missouri (Filed as Exhibit 10.12 to the Registrant's Registration Statement on Form
               S-1 (file #33-87444) and hereby incorporated by reference.)...........................

 10.13      -- Form of Employment Guaranty Agreement by Medical Defense Holding Co. guaranteeing existing Medical Defense Services Corp.'s employment agreements (Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995
               (file #0-28214) and hereby incorporated by reference.)...............................

 10.14      -- Medical Defense Services Corp. Executive Compensation Plan II (Filed as Exhibit 10.14 to
               the Registrant's 1997 Annual Report on Form 10-K (file #0-28214) and hereby incorporated by reference.).......................................................................

 11.1       -- Statement re computation of per share earnings (Disclosed in Note 9 to the Registrant's accompanying unaudited consolidated financial statements included in Part I of this Form
               10Q.)................................................................................

 21.1       -- Subsidiaries of the registrant (Filed as Exhibit 21.1 to the Registrant's 1997 Annual
               Report on Form 10K (file #0-28214) and hereby incorporated by reference.)............

 27         -- Financial Data Schedule..............................................................