Form 10-Q
period 1998-06-30
MEDICAL DEFENSE HOLDING CO
filed 1998-08-10
CIK 934384

________________________________________________________________________________

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                 X          Yes                                    NO
           --------------                         --------------

     As of August 5, 1998 there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 53,400 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.
________________________________________________________________________________

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MEDICAL DEFENSE HOLDING CO.

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                    ________

                                                  (Unaudited)
                                                     June 30,     December 31,
                   ASSETS                                1998             1997
                                                     --------     ------------
Investments:
  Fixed maturity investments, at market value
    (amortized cost of $68,116,827 and
    $73,477,904, respectively)                    $68,919,580     $74,091,837
  Short-term investments, at market                 7,298,318       7,242,682
                                                  -----------     -----------

      Total investments                            76,217,898      81,334,519

Other assets:
  Cash and cash equivalents                         2,310,420       2,955,161
  Accrued investment income                           917,373         998,833
  Premium receivable                                1,142,179       1,521,050

  Reinsurance recoverable on loss
    and loss expenses:
  Unpaid claims                                     1,373,000       1,373,000

  Property and equipment, net of accumulated
    depreciation of $1,291,746 and
    $1,250,772, respectively                          999,565       1,028,089

  Federal income tax:
    Current                                           383,879         383,879

  Other assets                                        449,121         336,094
                                                  -----------     -----------

      Total assets                                $83,793,435     $89,930,625
                                                  ===========     ===========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      June 30, 1998 and December 31, 1997
                                    ________

                                                                                   (Unaudited)
                           LIABILITIES &                                              June 30,                December 31,
                       STOCKHOLDERS' EQUITY                                               1998                        1997
                                                                                      --------                ------------
Liabilities:
Claims and policy liabilities:
    Unpaid losses and loss adjustment expenses                                     $55,061,753                 $58,654,324
    Unearned premiums                                                                4,296,039                   6,059,398
                                                                                   -----------                 -----------
    Total claims and policy liabilities                                             59,357,792                  64,713,722

Other liabilities:
  Retrospective premium due reinsurers                                               1,113,047                   1,113,047
  Amounts withheld or retained by Company
     for account of others                                                             365,617                     252,429
  Other liabilities                                                                    255,924                   1,496,619
                                                                                   -----------                 -----------
    Total liabilities                                                               61,092,380                  67,575,817
                                                                                   -----------                 -----------

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
     12,000,000 shares authorized;  7,426,010 and
     7,436,095 shares issued and outstanding, respectively                           7,426,010                   7,436,095
  Class A common stock, $0.50 per share;
     2,000,000 shares authorized;  999,998 shares
     issued and outstanding                                                            499,999                     499,999
  Class B common stock, $0.50 per share;
     48,000,000 shares authorized;  53,400 and 33,230
     shares issued and outstanding, respectively                                        26,700                      16,615
  Additional paid-in capital                                                         2,728,369                   2,728,369
  Accumulated comprehensive income;
     unrealized gains on investments, net of deferred
     taxes of $273,343 and $208,872, respectively                                      530,608                     405,456
  Retained earnings                                                                 11,489,369                  11,268,274
                                                                                   -----------                 -----------
     Total stockholders' equity                                                     22,701,055                  22,354,808
                                                                                   -----------                 -----------
      Total liabilities, redeemable preferred
        stock, and stockholders' equity                                            $83,793,435                 $89,930,625
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

                          MEDICAL DEFENSE HOLDING CO.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                               -----------------

                                                      Quarter Ended              Six Months Ended
                                                         June 30,                    June 30,
                                                    1998          1997          1998          1997
                                                 ----------    ----------    ----------    ----------
Revenues:
    Premiums earned                              $2,273,171    $2,904,048    $4,559,674    $5,905,187
    Investment income                             1,202,647     1,329,718     2,455,569     2,647,102
    Net realized investment gains                    27,876         1,050        31,008         6,943
    Other income                                         74           179           360           465
                                                 ----------    ----------    ----------    ----------
        Total revenues                            3,503,768     4,234,995     7,046,611     8,559,697
                                                 ----------    ----------    ----------    ----------
Expenses:
    Losses and loss adjustment expenses           2,710,923     3,001,974     5,507,226     6,427,244
    Amortization of policy acquisition costs         43,034                      57,708
    Other underwriting and insurance expenses       557,218       506,738     1,077,538     1,061,581
    Investment expenses                              54,724        53,931       121,339       120,951
    Other operating expenses                         49,458        52,502       126,176        99,804
                                                 ----------    ----------    ----------    ----------
        Total expenses                            3,415,357     3,615,145     6,889,987     7,709,580
                                                 ----------    ----------    ----------    ----------
            Income before provision for
              federal income taxes                   88,411       619,850       156,624       850,117
                                                 ----------    ----------    ----------    ----------
Provision for federal income taxes:
    Current                                               0       152,000             0       114,000
    Deferred                                        (67,905)     (152,000)      (64,471)     (114,000)
                                                 ----------    ----------    ----------    ----------
        Total tax benefit                           (67,905)            0       (64,471)            0
                                                 ----------    ----------    ----------    ----------
            Net income                           $  156,316    $  619,850    $  221,095    $  850,117
                                                 ==========    ==========    ==========    ==========
Earnings per common share and common
  equivalent share (Note 9):
    Basic earnings per common share              $     0.15    $     0.61    $     0.21    $     0.83
                                                 ==========    ==========    ==========    ==========
    Diluted earnings per common share and
      common share equivalent                    $     0.01    $     0.03    $     0.01    $     0.04
                                                 ==========    ==========    ==========    ==========


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)
                                    ________

                                                                      Quarter Ended                      Six Months Ended
                                                                         June 30,                            June 30,
                                                                  1998             1997               1998              1997
                                                                  ----             ----               ----              ----
Net Income                                                      $156,316        $  619,850          $221,095          $850,117
                                                                --------        ----------          --------          --------
Other comprehensive income (loss), net of tax:

  Unrealized holding gains (losses) arising during the
               period net of tax                                 150,215         1,028,116           145,617           (94,136)
  Less: reclassification adjustment for gains included
               in net income, net of tax                         (18,398)             (693)          (20,465)           (4,582)
                                                                --------        ----------          --------          --------
Other comprehensive income (loss)                                131,817         1,027,423           125,152           (98,718)
                                                                --------        ----------          --------          --------

Comprehensive income (loss)                                     $288,133        $1,647,273          $346,247          $751,399
                                                                ========        ==========          ========          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                for the six months ended June 30, 1998 and 1997

                                  (Unaudited)
                                    ________

                                                                                        June 30, 1998   June 30, 1997
                                                                                        -------------   -------------
Operating activities:
  Net income                                                                             $    221,095     $   850,117

  Adjustments to reconcile net income to net cash provided
       by operating activities:
    Realized investment gains                                                                 (31,008)         (6,943)
    Depreciation and amortization of deferred policy
         acquisition costs                                                                     40,975          53,361
    Provision for deferred income tax                                                         (64,471)       (114,000)

  Change in assets and liabilities:
    Accrual and amortization of investment income                                             (19,744)        (12,887)
    Premiums receivable from policyholders                                                    378,871         562,507
    Deferral of policy acquisition costs                                                                      (41,018)
    Reinsurance recoverable on loss & loss expenses:
      Paid claims                                                                                               2,798
      Unpaid claims                                                                                           580,000
    Unpaid losses & loss adjustment expenses                                               (3,592,571)       (702,403)
    Unearned premiums                                                                      (1,763,359)     (2,483,551)
    Amounts withheld or retained by Company on account
         of others                                                                            113,188         379,347
    Income tax                                                                                              2,221,197
    Other assets                                                                             (113,027)       (155,684)
    Other liabilities                                                                      (1,240,695)       (834,753)
                                                                                         ------------     -----------
        Net cash (used) provided by operating activities                                   (6,070,746)        298,088
                                                                                         ------------     -----------

Investing activities:
  Proceeds from:
    Fixed maturity investments - Sales                                                      5,042,852       4,034,922
    Fixed maturity investments - Maturities                                                 7,533,912       3,394,688
    Short-term investments                                                                 11,800,000       7,050,000

  Purchase of investments:
    Fixed maturity investments                                                             (7,267,410)     (6,278,164)
    Short-term investments                                                                (11,670,898)     (8,553,570)
    Purchases of property and equipment (net)                                                 (12,451)         (9,015)
                                                                                         ------------     -----------
      Net cash provided (used) by investing activities                                      5,426,005        (361,139)
                                                                                         ------------     -----------
      Net (decrease) in cash and cash equivalents                                            (644,741)        (63,051)

Cash and cash equivalents, beginning of period                                              2,955,161       3,514,854
                                                                                         ------------     -----------
Cash and cash equivalents, end of period                                                 $  2,310,420     $ 3,451,803
                                                                                         ============     ===========
Federal income taxes paid (refunded)                                                     $          0     $(2,107,197)
                                                                                         ============     ===========

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

2.   Basis of Presentation:
     ---------------------

     All June 30, 1998 and 1997 information contained in the following footnotes is unaudited. It is management's opinion that the financial statements as of June 30, 1998 and 1997 reflect all adjustments which are necessary to present a fair statement of results for the interim periods presented. The financial statements of MDA and its subsidiaries as of June 30, 1998 and 1997, have been consolidated with the Company in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of the Company, effective on June 26, 1995. All significant intercompany transactions have been eliminated. All other adjustments made are of a normal recurring nature.

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________

          B.  Recently Issued Accounting Standards:
              -------------------------------------

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ('SFAS 128'). SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principle Board Opinion No.
              15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, upon adoption SFAS No. 128 requires restatement of all prior periods earnings per share information.

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

          C.  Investments:
              ------------

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

              The accompanying consolidated GAAP financial statements of the Company for the six months ended June 30, 1998 and the year ended December 31, 1997 have been prepared in accordance with SFAS 115, and the Company has classified all investments in fixed maturities as available for sale. Should the Company experience declines in market value that are other than temporary, the difference between amortized cost and market would be recognized through current earnings and included in comprehensive income.

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

          D.  Reinsurance:
              ------------

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

          E.  Income Taxes:
              -------------

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

5.   Investments, continued:
     ------------

     The following information summarizes the difference between amortized cost and market value of fixed maturities investments:

                                                                         Gross         Gross      Estimated
                                                       Amortized    Unrealized    Unrealized         Market
                                                            Cost         Gains        Losses          Value
                                                       ---------    ----------    ----------    -----------
                June 30, 1998
                -------------
U.S. Treasury debt securities and obligations
  of U.S. Government corporations and
  agencies                                           $33,914,539      $500,455      $ 38,072    $34,376,922
Corporate debt securities                              2,921,353        73,592                    2,994,945
Mortgage-backed securities                            25,209,014       252,085        52,791     25,408,308
Other debt securities                                  6,071,921        72,933         5,449      6,139,405
                                                     -----------      --------      --------    -----------
                                                     $68,116,827      $899,065      $ 96,312    $68,919,580
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
                                                     ===========      ========      ========    ===========

The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the six months ended June 30, 1998 and the year ended December 31, 1997, is as follows:

                              June 30,                     December 31,
                                  1998                             1997
                              --------                     ------------

                              $125,152                         $643,376
                              ========                         ========

The amortized cost and estimated market value of debt securities by contractual maturity are shown as follows:

                                                    Amortized   Estimated Market
                                                         Cost              Value
                                                    ---------   ----------------
            June 30, 1998
            -------------

Due in one year or less                           $ 5,115,963        $ 5,145,881
Due after one year through five years              35,314,602         35,612,006
Due after five years through ten years             19,519,020         19,902,943
Due after ten years                                 8,167,242          8,258,750
                                                  -----------        -----------

                                                  $68,116,827        $68,919,580
                                                  ===========        ===========

For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser. Actual prepayment experience may differ from estimates.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________

5.   Investments, continued:
     -----------

Accrued investment income at June 30, 1998 and December 31, 1997, is as follows:

                                                     June 30,       December 31,
                                                         1998               1997
                                                     --------       ------------

U.S. Treasury securities                             $665,836           $705,909
Corporate bonds                                        77,350            114,506
Mortgage-backed securities                            147,523            159,026
Other debt securities                                  26,664             19,392
                                                     --------           --------

                                                     $917,373           $998,833
                                                     ========           ========

          Securities on Deposit With Statutory Authorities:
          ------------------------------------------------

          To comply with the Missouri Department of Insurance, MDA had a U.S. Treasury Note with a par value of $1,400,000 as of June 30, 1998 and December 31, 1997 on deposit with the State of Missouri. In addition, to comply with a special agreement with the Missouri Department of Insurance related to the conversion of MDA to a Chapter 379 stock insurance company and the release of MDA members from potential future assessment liability, MDA had U.S. Treasury Notes with a total par value of $5,000,000, on deposit with the State of Missouri at June 30, 1998 and December 31, 1997.

          To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of June 30, 1998 and December 31, 1997, on deposit with the State of Missouri.

          Escrow Funds:
          ------------

          Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. The Company receives all earnings on the escrowed funds. At June 30, 1998 and December 31, 1997, the escrowed funds were invested in a $400,000 par value U.S. Treasury Note with a fair value of $407,436 and $406,248, respectively, which is included with investments on the balance sheet. This U.S. Treasury Note matures April 30, 2001.

Net investment income by source was as follows for the six months ended June 30, 1998 and 1997:

                                                        June 30,        June 30,
                                                            1998            1997
                                                        --------        --------
Investment income:
  Fixed maturity investments                          $2,201,063      $2,454,884
  Short-term investments                                 254,506         192,218
                                                      ----------      ----------
     Total investment income                           2,455,569       2,647,102
Less investment expenses                                 121,339         120,951
                                                      ----------      ----------

       Net investment income                          $2,334,230      $2,526,151
                                                      ==========      ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________

5.   Investments, continued:
     -----------

Realized gains on investments reflected in the results of operations for the six months ended June 30, 1998 and 1997, are as follows:

                                                       June 30,       June 30,
                                                           1998           1997
                                                       --------       --------
Sale of fixed maturity investments:
  Realized gains                                        $39,385        $12,514
  Realized losses                                        (8,377)        (5,571)
                                                        -------        -------

     Net realized gains                                 $31,008        $ 6,943
                                                        =======        =======

6.   Statutory Disclosures:
     ---------------------

Net income and surplus reported by MDA separately in its reports filed or to be filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:

                                                                      June 30,           June 30,
                                                                          1998               1997
                                                                      --------           --------

Net income for six months ended June 30                            $    71,219        $   603,399
                                                                   ===========        ===========

Surplus as regards policyholders (including equity in MDS and
     MDIC), June 30                                                $19,634,593        $21,453,743
                                                                   ===========        ===========

Net income and surplus reported by MDIC separately in its reports filed or to be filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:

                                                     June 30,        June 30,
                                                         1998            1997
                                                     --------        --------

Net income for six months ended June 30            $   18,775      $   32,827
                                                   ==========      ==========

Surplus as regards policyholders, June 30          $4,436,121      $4,365,525
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

The following table accounts for the differences between the total actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before income taxes:

                                                      Six Months Ended             Six Months Ended
                                                        June 30, 1998               June 30, 1997
                                                        -------------               -------------

                                                      Income    Effective         Income    Effective
                                                      Taxes      Tax Rate         Taxes      Tax Rate
                                                      ------    ---------         ------    ---------
Pre-tax income calculated at
     statutory tax rates                            $  53,252       34.00%      $ 289,040       34.00%
Net operating loss carryforward                       225,240      143.81          20,142        2.37
Change in valuation allowance                        (342,963)    (218.97)       (309,182)     (36.37)
                                                    ---------     -------       ---------      ------

Provision for income taxes                          $ (64,471)     (41.16)%     $       0           0%
                                                    =========     =======       =========      ======

The components of the net deferred tax asset at June 30, 1998 and December 31, 1997, are as follows:

                                                               June 30, 1998                         December 31, 1997
                                                               -------------                         -----------------

                                                             Deferred          Deferred              Deferred          Deferred
                                                            Tax Asset     Tax Liability             Tax Asset     Tax Liability
                                                            ---------     -------------             ---------     -------------

Tax discounting of loss reserves                          $ 3,412,633                             $ 3,571,217
Tax acceleration of unearned premium                          292,131                                 412,039
Unrealized gain/loss                                                            $273,343                               $208,872
                                                          -----------           --------          -----------          --------

                                                          $ 3,704,764           $273,343          $ 3,983,256          $208,872
                                                          ===========           ========          ===========          ========

Net deferred federal income tax asset                     $ 3,431,421                             $ 3,774,384

Valuation allowance                                        (3,431,421)                             (3,774,384)
                                                          -----------                             -----------

Net realized deferred tax asset                           $         0                             $         0
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

     Management does not believe it can reasonably determine the amount of loss reserve deferred tax benefit which can be recovered from future taxable income arising more than two years in the future, using a more likely than not standard.

     The change in the valuation allowance is as follows:

                         June 30,         June 30,
                             1998             1997
                         --------         --------

                        $(342,963)       $(275,618)
                        ==========       =========

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________

8.   Unpaid Losses and Loss Adjustment Expenses, continued:
     ------------------------------------------

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                     June 30,      December 31,
                                                         1998              1997
                                                     --------      ------------

Balance at January 1                              $58,654,324       $63,205,000
Less reinsurance recoverables                       1,373,000         1,951,000
                                                  -----------       -----------

Net balance at January 1                           57,281,324        61,254,000
                                                  -----------       -----------

Incurred related to:
  Current year                                      4,955,701        13,505,569
  Prior years                                         551,525          (204,632)
                                                  -----------       -----------

     Total incurred                                 5,507,226        13,300,937
                                                  -----------       -----------

Paid related to:
  Current year                                         28,179           265,569
  Prior years                                       9,071,618        17,008,044
                                                  -----------       -----------

     Total paid                                     9,099,797        17,273,613
                                                  -----------       -----------

Net balance at end of period                       53,688,753        57,281,324
Plus reinsurance recoverables                       1,373,000         1,373,000
                                                  -----------       -----------

Balance at end of period                          $55,061,753       $58,654,324
                                                  ===========       ===========

9.   Net Income Per Common Share:
     ---------------------------

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                   ________

9.   Net Income Per Common Share, continued:
     ---------------------------

     All shares of the Company's preferred stock are convertible to common stock at a ratio of two shares of common stock to one share of preferred stock, and since the Company's preferred stock has no stated dividend rate, and thus, no effective yield, these securities are considered common stock equivalents for the purpose of computing diluted net income per common share. Net income per common share is computed using net income divided by the weighted average number of common shares and common share equivalents outstanding.

     Net income per common share for the six months ended June 30, is as follows:

                                                             Six Months Ended    Six Months Ended
                                                              June 30, 1998       June 30, 1997
                                                              -------------       -------------

  Net income                                                      $   221,095         $   850,117
                                                                  ===========         ===========

  Weighted average common shares outstanding                        1,050,501           1,028,862

  Weighted average common stock options
    expressed as common stock equivalents                          14,854,917          18,408,442
                                                                  -----------         -----------
  Weighted average common and
    equivalent shares outstanding                                  15,905,418          19,437,304
                                                                  ===========         ===========

  Basic earnings per share                                        $      0.21         $      0.83
                                                                  ===========         ===========

  Diluted earnings per share                                      $      0.01         $      0.04
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

     Under employment agreements with certain officers and directors, payments totaling approximately $500,000 are to be made if the number of insureds fall below 913. At June 30, 1998, the number of insureds totaled approximately 1,120. Such payments are forfeited in whole or part if the individual does not remain employed for a period of 36 months following the payment date.

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

Results of Operations

MDHC recorded a 17.3% decrease in total revenues in the second quarter of 1998 and a 17.7% decrease in total revenue for the six months ended June 30, 1998, compared with the same periods in the prior year. The decrease in total revenues during the quarter and the six months ended June 30, 1998, was primarily due to a decrease in premium revenue. This decrease in premiums earned was due to a decline in premiums written during the first six months of 1998 of approximately $600,000 or 18% compared to the same time period in 1997. This decrease in premiums written was the result of a decline in total policyholders of approximately 4% which was concentrated in the higher premium surgical classifications. The remaining decreases were the result of various other changes in the Company's book of business which primarily relate to specialty classifications and discounts which policyholders are eligible to receive. The Company's premium revenue has declined over the past several periods although the Company has continued to intensify its services to its existing policyholders and has worked aggressively to try to add new policyholders. This continued decline in insureds has been primarily the result of two factors. First, many Missouri physicians and surgeons have joined large health care networks which have, in many cases, decided to self-insure their professional liability risks and secondly, a number of the Company's competitors have continued to engage in significant discounting in an effort to acquire market share. The Company's philosophy continues to be to maintain actuarially sound pricing integrity and not to engage in unwarranted price discounting. As a result of this shrinking of the market and intense price competition the Company continues to investigate various business alternatives and opportunities in an effort to maximize shareholder value.

Investment income decreased 9.6% for the quarter ended June 30, 1998, and decreased by 7.2% for the six months ended June 30, 1998, compared to the same periods in 1997. This variation was primarily the result of a reduced level of total invested assets and declines in market interest rates during the first six months of 1998. Net realized investment gains were $27,876 in the second quarter and $31,008 for the six months ended June 30, 1997, compared to $1,050 and $6,943 in the same prior year periods, respectively.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Results of Operations, continued

MDHC's total expenses for the second quarter and six-month period ended June 30, 1998 represented approximately 97% and 98% of total revenues, respectively, compared to 85% and 90% during the same periods in 1997. While expenses as a percentage of revenues increased compared to the same periods in 1997, actual expenses for the quarter and the six months ended June 30, 1998, declined from the previous year by 5.5% and 10.6%, respectively. The decrease in expenses during the first six months of 1998, compared to the same period in 1997, is almost entirely the result of decreases in loss and loss adjustment expenses, which are directly related to the decline in the Company's earned premium. Working with the Company's independent actuary, Company management has continued to closely monitor its loss and loss adjustment expenses. The Company's most recent actuarial study indicated very slight improvement in projected ultimate loss and loss adjustment expenses for accident years prior to 1998, which is reflected in the Company's results as of June 30, 1998. The Company continues to monitor the level of claim severity and to seek input from actuaries as appropriate. There can be no assurance, however, that the estimates of the actuaries will not have to be revised, or that the Company's reserve for loss and loss adjustment expense will not differ from the total of amounts ultimately paid out. Other operating expenses for the quarter and six months ended June 30, 1998 were generally consistent, in total, with the same periods in 1997, however, as a percentage of total revenue these expenses were up approximately 3% for both the quarter and the six months ended June 30, 1998, compared to the same periods in 1997. This increase in operating expenses as a percentage of total revenue is due to the decline in premiums earned discussed earlier. As a result of the decline in total revenue discussed above, the Company's net income declined to $156,316 and $221,095 for the quarter and six months ended June 30, 1998, compared to $619,850 and $850,117 for the same periods in 1997.

Financial Condition

MDHC's total consolidated assets were $83,793,435 as of June 30, 1998 consisting primarily of cash and investments which comprised approximately 94% of total assets. Approximately 83% of MDHC's total assets consisted of cash, U.S. Treasury bonds, U.S. government agency bonds, and other investments either collateralized or guaranteed by U.S. government agencies or securities. MDHC's total assets declined approximately $6.1 million during the six months ended June 30, 1998, which was due primarily to claim related payments in excess of claim related incurred liabilities of approximately $3.6 million, payment of other liabilities of over $1.2 million, a decline in premiums written of approximately $0.6 million, and a decline in premiums receivable of approximately $0.4 million. MDHC does not hold, either directly or indirectly, any real estate owned for investment purposes or any fixed maturity investments rated below AA by nationally recognized rating agencies. The composition of MDHC's total investments is not anticipated to change substantially in the near future.

MDHC's total consolidated liabilities as of June 30, 1998, were $61,092,380 which was a decline of approximately 9.6% from December 31, 1997. This decline was the result of a decline in unearned premiums of $1.8 million, the decrease in unpaid loss and loss adjustment expenses noted above, and the reduction of other liabilities also discussed earlier. Approximately 90% of MDHC's consolidated total liabilities at June 30, 1998, relate to unpaid loss and loss adjustment expenses.

Stockholders' equity increased 1.5% as of June 30, 1998, compared with the prior year-end. This increase was primarily the result of net income for the six months ended June 30, 1998 of $221,095 and a slight increase in the net unrealized gain on the Company's investment portfolio which was $125,152.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Liquidity and Capital Resources

MDHC's cash flow is generated from its operations and investment portfolio. Net cash provided by operating activities for the six months ended June 30, 1998 decreased $6,368,834 from the comparable period in 1997. This decrease in cash provided by operating activities was caused primarily by a decrease in amounts received relating to current federal income taxes of approximately $2.1 million, a net decrease in unpaid loss and loss adjustment expenses of approximately $3.6 million, a reduction in net income of approximately $0.6 million for the six months ended June 30, 1998 as compared to the same period in 1997, and other minor variations in cash flow between the comparable periods.

MDHC's investing activities resulted in an increase in cash provided by investing activities of $5,426,005 at June 30, 1998 compared to a decrease in cash provided by investing activities of $361,139 for the same period in 1997. This variation was due to the net proceeds from fixed maturity investments of $5.3 million for the 1998 period which were utilized to fund operating activities, compared to net proceeds of fixed maturity investments for the six months ended June 30, 1997 of approximately $1.2 million. In addition, there were net proceeds from short-term investments of $0.1 million for the 1998 period, also utilized to fund operating activities, whereas net purchases of short-term investments for the six months ended June 30, 1997 totaled $1.5 million.

Under employment agreements with certain officers and directors, payments totaling approximately $500,000 are to be made if the number of insureds falls below 913. Such payments are forfeited in whole or in part if the individual does not remain employed for a period of 36 months following the payment date. At June 30, 1998, the number of insureds was approximately 1,120. As of July 31, 1998, the number of insureds was approximately 1,100.

MDHC's cash flow from operations and its investment portfolio are utilized to meet its obligations related to payment of losses and loss adjustment expenses, payment of operating expenses, and other needs as deemed necessary from time to time. MDHC anticipates that its future cash flow will be sufficient to meet the Company's ongoing obligations for the foreseeable future.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
  None.

Item 2.   Changes in Securities.
  None.

Item 3.   Defaults Upon Senior Securities.
  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
  MDHC held the annual meeting of its shareholders at 6:00 p.m. on Tuesday, April 21, 1998.

  The following persons were re-elected as directors of MDHC:

     Ronald G. Benson, M.D.

     David W. Brown, M.D.

     Geri H. Morrison

     Gary L. Robinson, M.D.

     John J. Stamatis, M.D.

     Arlen D. Winsky, M.D.

     Holders of 999,998 shares of Class A Common Stock voted in favor of the election of each such director. No director received any votes against, abstentions or broker non-votes.

     The shareholders also ratified the selection of Coopers & Lybrand, L.L.P. as outside auditors for MDHC and its subsidiaries for 1998. Holders of 999,998 shares of Class A Common Stock voted in favor of the proposal, and the proposal received no abstentions, broker non-votes or votes against.

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

                                       Medical Defense Holding Co.
                                             (Registrant)


     August 5, 1998                       /s/ Ronald G. Benson
-----------------------            ---------------------------------
         Date                                 Ronald G. Benson
                                       President, CEO, and Chairman
                                         of the Board (principal
                                       executive officer); Director


     August 5, 1998                       /s/ Samuel J. Pippin
-----------------------            ---------------------------------
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

  3.2       -- Bylaws of Medical Defense Holding Co. (Filed as Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...............................................................................

  4.1       -- Right of First Refusal Agreement (Filed as Exhibit 4.1 to the Registrant's Registration
               Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).............

  4.2       -- Specimen Stock Certificate for Preferred Stock (Filed as Exhibit 4.2 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...............................................................................

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

  10.3      -- Amended and Restated Employment Agreement between Ronald G. Benson and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.3 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...............................................................................

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

  10.5      -- Amended and Restated Employment Agreement between Arlen D. Winsky and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.5 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...............................................................................


Exhibit                                                                                                               Page
  No.                                                 Description                                                      No.
  ---                                                 -----------                                                      ---

  10.6      -- Amended and Restated Employment Agreement between David W. Brown and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...............................................................................

  10.7      -- Amended and Restated Employment Agreement between Gary L. Robinson and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.7 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...............................................................................

  10.8      -- Amended and Restated Employment Agreement between John J. Stamatis and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.8 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...............................................................................

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

 10.10      -- Carnahan, Evans, Cantwell & Brown, P.C. Defined Contribution Prototype Plan and Trust
               Agreement, adopted December 31, 1990 (Filed as Exhibit 10.10 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)...............................................................................

 10.11      -- Form of Deposit Agreement between Medical Defense Associates and Central Bank, Jefferson
               City, Missouri (Filed as Exhibit 10.12 to the Registrant's Registration Statement on Form
               S-1 (file #33-87444) and hereby incorporated by reference.)...............................

 10.12      -- Form of Employment Guaranty Agreement by Medical Defense Holding Co. guaranteeing existing Medical Defense Services Corp.'s employment agreements (Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (file
               #0-28214) and hereby incorporated by reference.)..........................................

 10.13      -- Medical Defense Services Corp. Executive Compensation Plan II (Filed as Exhibit 10.14 to
               the Registrant's 1997 Annual Report on Form 10-K (file #0-28214) and hereby incorporated by reference.)............................................................................

  11.1      -- Statement re computation of per share earnings (Disclosed in Note 9 to the Registrant's accompanying unaudited consolidated financial statements included in Part I of this Form
               10-Q.)....................................................................................

  21.1      -- Subsidiaries of the registrant (Filed as Exhibit 21.1 to the Registrant's 1997 Annual
               Report on Form 10-K (file #0-28214) and hereby incorporated by reference.)................

   27       -- Financial Data Schedule...................................................................

                                      E-2