Form 10-Q
period 1998-09-30
MEDICAL DEFENSE HOLDING CO
filed 1998-11-16
CIK 934384

________________________________________________________________________________

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1998

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

     As of November 9, 1998 there were 999,998 shares of the Registrant's Class A Common Stock, $.50 par value outstanding and there were 1,460,174 shares outstanding of the Registrant's Class B Common Stock, $.50 par value.


________________________________________________________________________________

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          MEDICAL DEFENSE HOLDING CO.

                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1998 and December 31, 1997

                                   ----------

                                                               (Unaudited)
                                                              September 30,    December 31,
                                                                  1998            1997
                                                              -------------   -------------
                          ASSETS
Investments:
    Fixed maturity investments, at market value (amortized
      cost of $67,426,628 and $73,477,904, respectively)       $69,765,030     $74,091,837
    Short-term investments, at market                            9,071,229       7,242,682
                                                               -----------     -----------
        Total investments                                       78,836,259      81,334,519

Other assets:
    Cash and cash equivalents                                    3,428,828       2,955,161
    Accrued investment income                                      700,188         998,833
    Premium receivable                                           1,656,526       1,521,050

    Reinsurance recoverable on loss and loss expenses:
        Unpaid claims                                            1,240,000       1,373,000

    Property and equipment, net of accumulated depreciation
      of $1,312,234 and $1,250,772, respectively                   989,464       1,028,089

    Federal income tax:
        Current                                                    145,879         383,879
        Deferred                                                   238,000

    Other assets                                                   397,568         336,094
                                                               -----------     -----------
        Total assets                                           $87,632,712     $89,930,625
                                                               ===========     ===========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                   September 30, 1998 and December 31, 1997

                                   ________


                                                                            (Unaudited)
                           LIABILITIES &                                   September 30,   December 31,
                       STOCKHOLDERS' EQUITY                                     1998           1997
                                                                           -------------   ------------
Liabilities:
  Claims and policy liabilities:
    Unpaid losses and loss adjustment expenses                              $54,656,265    $58,654,324
    Unearned premiums                                                         6,205,109      6,059,398
                                                                            -----------    -----------

    Total claims and policy liabilities                                      60,861,374     64,713,722

Other liabilities:
  Retrospective premium due reinsurers                                        1,113,047      1,113,047
  Amounts withheld or retained by Company
       for account of others                                                    202,155        252,429
  Other liabilities                                                             425,465      1,496,619
                                                                            -----------    -----------

    Total liabilities                                                        62,602,041     67,575,817
                                                                            -----------    -----------

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    12,000,000 shares authorized;  7,426,010 and
    7,436,095 shares issued and outstanding, respectively                     7,426,010      7,436,095
  Class A common stock, $0.50 per share;
    2,000,000 shares authorized;  999,998 shares
    issued and outstanding                                                      499,999        499,999
  Class B common stock, $0.50 per share;
    48,000,000 shares authorized;  53,400 and 33,230
    shares issued and outstanding, respectively                                  26,700         16,615
  Additional paid-in capital                                                  2,728,369      2,728,369
  Accumulated comprehensive income;
    unrealized gains on investments, net of deferred
    taxes of $797,181 and $208,872, respectively                              1,547,468        405,456
  Retained earnings                                                          12,802,125     11,268,274
                                                                            -----------    -----------

     Total stockholders' equity                                              25,030,671     22,354,808
                                                                            -----------    -----------

       Total liabilities, redeemable preferred
         stock, and stockholders' equity                                    $87,632,712    $89,930,625
                                                                            ===========    ===========


       The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                    ________

                                                         Quarter Ended            Nine Months Ended
                                                          September 30,              September 30,
                                                        1998         1997         1998          1997
                                                     ----------   ----------   ----------   -----------
Revenues:
  Premiums earned                                    $1,325,249   $2,783,336   $5,884,923   $ 8,688,523
  Investment income                                   1,189,311    1,340,868    3,644,880     3,987,970
  Net realized investment gains                           2,381       22,797       33,389        29,740
  Other income                                            2,591           71        2,951           536
                                                     ----------   ----------   ----------   -----------

     Total revenues                                   2,519,532    4,147,072    9,566,143    12,706,769
                                                     ----------   ----------   ----------   -----------

Expenses:
  Losses and loss adjustment expenses,
     net of reinsurance recoveries of $133,000,
     $(40,000), $133,000 and $540,000, respectively   1,048,707    3,766,912    6,555,933    10,194,156
  Amortization of policy acquisition costs               58,687        6,592      116,395         6,592
  Other underwriting and insurance
     expenses                                           474,659      446,479    1,552,197     1,508,060
  Investment expenses                                    54,349       59,017      175,688       179,968
  Other operating expenses                               94,212       39,125      220,388       138,929
                                                     ----------   ----------   ----------   -----------

     Total expenses                                   1,730,614    4,318,125    8,620,601    12,027,705
                                                     ----------   ----------   ----------   -----------

        Income/(Loss) before provision
             for federal income taxes                   788,918     (171,053)     945,542       679,064
                                                     ----------   ----------   ----------   -----------

Provision for federal income taxes:
   Current                                              238,000      (22,000)     238,000        92,000
   Deferred                                            (761,838)    (191,446)    (826,309)     (305,446)
                                                     ----------   ----------   ----------   -----------

       Total tax benefit                               (523,838)    (213,446)    (588,309)     (213,446)
                                                     ----------   ----------   ----------   -----------

            Net Income                               $1,312,756   $   42,393   $1,533,851   $   892,510
                                                     ==========   ==========   ==========   ===========

Earnings per common share and common
  equivalent share (Note 9):
   Basic earnings per common share                        $1.25        $0.04        $1.46         $0.87
                                                          =====        =====        =====         =====

   Diluted earnings per common share and
     common share equivalent                              $0.09        $0.01        $0.10         $0.05
                                                          =====        =====        =====         =====


   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)
                                   ________


                                                            Quarter Ended          Nine Months Ended
                                                            September 30,            September 30,
                                                           1998        1997        1998         1997
                                                        ----------   --------   ----------    ---------
Net Income                                              $1,312,756   $ 42,393   $1,533,851   $  892,510
                                                        ----------   --------   ----------   ----------

Other comprehensive income, net of tax:

  Unrealized holding gains arising during the
               period net of tax                         1,018,432    528,101    1,164,049      433,965
  Less: reclassification adjustment for gains included
               in net income, net of tax                    (1,572)   (15,046)     (22,037)     (19,628)
                                                        ----------   --------   ----------   ----------

Other comprehensive income                               1,016,860    513,055    1,142,012      414,337
                                                        ----------   --------   ----------   ----------


Comprehensive income                                    $2,329,616   $555,448   $2,675,863   $1,306,847
                                                        ==========   ========   ==========   ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

             for the nine months ended September 30, 1998 and 1997

                                  (Unaudited)
                                    ________

                                                                         September 30,   September 30,
                                                                                  1998            1997
                                                                         --------------  --------------
Operating activities:
  Net income                                                              $  1,533,851    $    892,510

  Adjustments to reconcile net income to net cash provided
       by operating activities:
    Realized investment gains                                                  (33,389)        (29,740)
    Depreciation and amortization of deferred policy
         acquisition costs                                                      61,462          86,633
    Provision for deferred income tax                                         (826,309)       (305,446)

  Change in assets and liabilities:
    Accrual and amortization of investment income                              136,008          66,196
    Premiums receivable from policyholders                                    (135,476)       (438,787)
    Deferral of policy acquisition costs                                                      (119,689)
    Reinsurance recoverable on loss & loss expenses:
      Paid claims                                                                                2,798
      Unpaid claims                                                            133,000         540,000
    Unpaid losses & loss adjustment expenses                                (3,998,059)     (1,663,734)
    Unearned premiums                                                          145,711        (867,538)
    Amounts withheld or retained by Company on account
         of others                                                             (50,274)        (49,694)
    Income tax                                                                 238,000       2,199,197
    Other assets                                                               (61,474)        (79,636)
    Other liabilities                                                       (1,071,154)        599,187
                                                                          ------------    ------------

        Net cash (used) provided by operating activities                    (3,928,103)        832,257
                                                                          ------------    ------------
Investing activities:
  Proceeds from:
    Fixed maturity investments - Sales                                       6,053,867       4,563,750
    Fixed maturity investments - Maturities                                 10,167,978       6,733,977
    Short-term investments                                                  15,225,000      12,050,000

  Purchase of investments:
    Fixed maturity investments                                             (10,263,965)     (8,795,898)
    Short-term investments                                                 (16,758,273)    (15,849,247)
    Purchases of property and equipment (net)                                  (22,837)        (19,015)
                                                                          ------------    ------------

      Net cash provided (used) by investing activities                       4,401,770      (1,316,433)
                                                                          ------------    ------------

      Net increase (decrease) in cash and cash equivalents                     473,667        (484,176)

Cash and cash equivalents, beginning of period                               2,955,161       3,514,854
                                                                          ------------    ------------

Cash and cash equivalents, end of period                                  $  3,428,828     $ 3,030,678
                                                                          ============     ===========

Federal income taxes paid (refunded)                                      $          0     $(2,107,197)
                                                                          ============     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL DEFENSE HOLDING CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                                    ________



1. Organization and Related Matters:


   Medical Defense Holding Co. (the "Company" or "MDHC") is a Missouri general business corporation formed on November 28, 1994, for the purpose of facilitating the consummation of a series of transactions whereby Medical Defense Associates ("MDA") converted from a mutual assessment insurance organization under Chapter 383 RSMo to a wholly-owned stock insurance company subsidiary of the Company. MDA's conversion was completed on June 26, 1995 in accordance with an agreement and plan of conversion dated November 29, 1994. The agreement and plan of conversion was approved by eligible policyholders at a special meeting on April 3, 1995.

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


2. Basis of Presentation:

   All September 30, 1998 and 1997 information contained in the following footnotes is unaudited. It is management's opinion that the financial statements as of September 30, 1998 and 1997 reflect all adjustments which are necessary to present a fair statement of results for the interim periods presented. The financial statements of MDA and its subsidiaries as of September 30, 1998 and 1997, have been consolidated with the Company in a manner similar to a pooling of interests to reflect the conversion of MDA to a wholly-owned stock subsidiary of the Company, effective on June 26, 1995. All significant intercompany transactions have been eliminated. All other adjustments made are of a normal recurring nature.

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

                                  __________

     B. Investments:

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

     C. Income Taxes:

        The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

     D. Unpaid Losses and Loss Adjustment Expenses:

        The Company's accounting policies relating to unpaid losses and loss adjustment expenses are described in Note 8.

4. Capital Stock:

   The Company has issued shares of $1.00 par value redeemable convertible preferred stock to the eligible policyholders of MDA in exchange for their mutual policyholders' rights in MDA. Each share of preferred stock is convertible into two shares of Medical Defense Holding Co. Class B Common Stock, at the holder's option, and may be converted at any time prior to redemption. Each share of preferred stock is redeemable, at the Company's option, after three years from the date of issuance, at a price per share of $1.00. The preferred stock does not provide a stated dividend and no dividends may be paid on any Company common stock while there are preferred stock shares outstanding. Subsequent to the conversion of MDA to a stock company, 730,087 shares of preferred stock were converted to 1,460,174 shares of Class B common stock.

   The Company has issued 999,998 shares of $0.50 par value Class A common stock in accordance with the agreement and plan of conversion dated November 29, 1994, in exchange for cash.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________

5. Investments, continued:
   -----------

   The following information summarizes the difference between amortized cost and market value of fixed maturities investments:

                                                                        Gross       Gross    Estimated
                                                       Amortized   Unrealized  Unrealized       Market
                                                            Cost        Gains      Losses        Value
                                                     -----------  -----------  ----------  -----------
            September 30, 1998
            ------------------
U.S. Treasury debt securities and obligations
  of U.S. Government corporations and
  agencies                                           $32,884,510   $1,570,530              $34,455,040
Corporate debt securities                              2,798,703      141,694                2,940,397
Mortgage-backed securities                            25,810,199      463,553    $  8,301   26,265,451
Other debt securities                                  5,933,216      173,044       2,118    6,104,142
                                                     -----------   ----------    --------  -----------
                                                     $67,426,628   $2,348,821    $ 10,419  $69,765,030
                                                     ===========   ==========    ========  ===========

            December 31, 1997
            -----------------
U.S. Treasury debt securities and obligations
  of U.S. Government corporations and
  agencies                                           $36,435,311   $  417,449    $ 85,125  $36,767,635
Corporate debt securities                              5,126,604       81,809       2,942    5,205,471
Mortgage-backed securities                            27,129,137      270,152      92,807   27,306,482
Other debt securities                                  4,786,852       40,073      14,676    4,812,249
                                                     -----------   ----------    --------  -----------
                                                     $73,477,904   $  809,483    $195,550  $74,091,837
                                                     ===========   ==========    ========  ===========

  The change in net unrealized holding gain or loss on available for sale securities, net of deferred taxes, for the nine months ended September 30, 1998 and the year ended December 31, 1997, is as follows:

                          September 30,                December 31,
                                   1998                        1997
                          -------------                ------------
                            $ 1,142,012                    $643,376
                            ===========                    ========

   The amortized cost and estimated market value of debt securities by contractual maturity are shown as follows:

                                                    Amortized   Estimated Market
                                                         Cost              Value
                                                  -----------   ----------------
          September 30, 1998
          ------------------
Due in one year or less                           $ 8,158,239        $ 8,271,815
Due after one year through five years              31,443,208         32,342,339
Due after five years through ten years             19,754,221         20,873,414
Due after ten years                                 8,070,960          8,277,462
                                                  -----------        -----------

                                                  $67,426,628        $69,765,030
                                                  ===========        ===========

  For purposes of the above, bonds without prepayment characteristics have been included at their stated maturity date. Bonds with prepayment features are included at their estimated maturity date as supplied by the Company's investment adviser. Actual prepayment experience may differ from estimates.

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                  -----------


5.   Investments, continued:

     Accrued investment income at September 30, 1998 and December 31, 1997, is as follows:

                                             September 30,     December 31,
                                                 1998              1997
                                             -------------     ------------
     U.S. Treasury securities                  $448,168          $705,909
     Corporate bonds                             54,996           114,506
     Mortgage-backed securities                 171,018           159,026
     Other debt securities                       26,006            19,392
                                               --------          --------
                                               $700,188          $998,833
                                               ========          ========


          Securities on Deposit With Statutory Authorities:

          To comply with the Missouri Department of Insurance, MDA had a U.S. Treasury Note with a par value of $1,400,000 as of September 30, 1998 and December 31, 1997 on deposit with the State of Missouri. In addition, to comply with a special agreement with the Missouri Department of Insurance related to the conversion of MDA to a Chapter 379 stock insurance company and the release of MDA members from potential future assessment liability, MDA had U.S. Treasury Notes with a total par value of $5,000,000, on deposit with the State of Missouri at September 30, 1998 and December 31, 1997.

          To comply with the Missouri Department of Insurance, MDIC had a U.S. Treasury Note with a par value of $850,000 as of September 30, 1998 and December 31, 1997, on deposit with the State of Missouri.


          Escrow Funds:

          Pursuant to the settlement agreement for a specific claim, MDA has deposited $400,000 in escrow to guarantee future annuity payments. The Company receives all earnings on the escrowed funds. At September 30, 1998 and December 31, 1997, the escrowed funds were invested in a $400,000 par value U.S. Treasury Note with a fair value of $418,064 and $406,248, respectively, which is included with investments on the balance sheet. This U.S. Treasury Note matures April 30, 2001.

     Net investment income by source was as follows for the nine months ended September 30, 1998 and 1997:

                                             September 30,    September 30,
                                                 1998             1997
                                             -------------    -------------
     Investment income:
         Fixed maturity investments            $3,253,490       $3,667,168
         Short-term investments                   391,390          320,802
                                               ----------       ----------
             Total investment income            3,644,880        3,987,970
     Less investment expenses                     175,688          179,968
                                               ----------       ----------
             Net investment income             $3,469,192       $3,808,002
                                               ==========       ==========

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)
                                    ________


5. Investments, continued:

   Realized gains on investments reflected in the results of operations for the nine months ended September 30, 1998 and 1997, are as follows:

                                                                 September 30,              September 30,
                                                                          1998                       1997
                                                                 -------------              -------------
Sale of fixed maturity investments:
  Realized gains                                                      $ 43,553                    $38,253
  Realized losses                                                      (10,164)                    (8,513)
                                                                      --------                    -------

     Net realized gains                                               $ 33,389                    $29,740
                                                                      ========                    =======

6. Statutory Disclosures:

   Net income and surplus reported by MDA separately in its reports filed or to be filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:


                                                                        September 30,             September 30,
                                                                                 1998                      1997
                                                                        -------------             -------------
Net income for nine months ended September 30                             $   626,741               $   319,691
                                                                          ===========               ===========

Surplus as regards policyholders (including equity in MDS and
     MDIC), September 30                                                  $18,081,374               $18,962,189
                                                                          ===========               ===========

  Net income and surplus reported by MDIC separately in its reports filed or to be filed with the Missouri Department of Insurance utilizing statutory accounting principles and practices prescribed or permitted by the Missouri Department of Insurance are as follows:

                                                                        September 30,             September 30,
                                                                                 1998                      1997
                                                                        -------------             -------------
Net income for nine months ended September 30                              $   30,377                $   44,044
                                                                           ==========                ==========

Surplus as regards policyholders, September 30                             $4,447,723                $4,376,742
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

   The following table accounts for the differences between the total actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before income taxes:

                                           Nine Months Ended       Nine Months Ended
                                           September 30, 1998      September 30, 1997
                                         ----------------------  ----------------------

                                             Income   Effective      Income   Effective
                                              Taxes    Tax Rate       Taxes    Tax Rate
                                         ----------  ----------  ----------  ----------
   Pre-tax income calculated at
      statutory tax rates                 $ 321,484       34.00%  $ 230,882       34.00%
   Net operating loss carryforward           76,853        8.13      (4,468)       (.66)
   Change in valuation allowance           (986,646)    (104.35)   (439,860)     (64.77)
                                          ---------     -------   ---------     -------

   Provision for income taxes             $(588,309)     (62.22)% $(213,446)     (31.43)%
                                          =========     =======   ==========    =======

   The components of the net deferred tax asset at September 30, 1998 and December 31, 1997, are as follows:


                                                   September 30, 1998              December 31, 1997
                                               --------------------------      --------------------------
                                                 Deferred        Deferred        Deferred        Deferred
                                                Tax Asset   Tax Liability       Tax Asset   Tax Liability
                                               ----------   -------------      ----------   -------------
   Tax discounting of loss reserves            $3,400,972                      $3,571,217
   Tax acceleration of unearned premium           421,947                         412,039
   Unrealized gain/loss                                          $797,181                        $208,872
                                               ----------        --------      ----------        --------
                                               $3,822,919        $797,181      $3,983,256        $208,872
                                               ==========        ========      ==========        ========

   Net deferred federal income tax asset       $3,025,738                      $3,774,384

   Valuation allowance                         (2,787,738)                     (3,774,384)
                                               ----------                      ----------

   Net realized deferred tax asset             $  238,000                      $        0
                                               ==========                      ==========

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

    The change in the valuation allowance is as follows:

              September 30,   September 30,
                       1998            1997
              -------------   -------------
                  $(986,646)      $(439,860)
                  =========       =========

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

                          MEDICAL DEFENSE HOLDING CO.

                                  (Unaudited)

                                   ---------


8.   Unpaid Losses and Loss Adjustment Expenses, continued:
     ------------------------------------------

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:


                                                     September 30,               December 31,
                                                              1998                       1997
                                                     -------------               ------------
Balance at January 1                                   $58,654,324                $63,205,000
Less reinsurance recoverables                            1,373,000                  1,951,000
                                                       -----------                -----------

Net balance at January 1                                57,281,324                 61,254,000
                                                       -----------                -----------

Incurred related to:
  Current year                                           7,759,140                 13,505,569
  Prior years                                           (1,203,207)                  (204,632)
                                                       -----------                -----------

     Total incurred                                      6,555,933                 13,300,937
                                                       -----------                -----------

Paid related to:
  Current year                                             119,691                    265,569
  Prior years                                           10,301,301                 17,008,044
                                                       -----------                -----------

     Total paid                                         10,420,992                 17,273,613
                                                       -----------                -----------

Net balance at end of period                            53,416,265                 57,281,324
Plus reinsurance recoverables                            1,240,000                  1,373,000
                                                       -----------                -----------

Balance at end of period                               $54,656,265                $58,654,324
                                                       ===========                ===========



9.   Net Income Per Common Share:
     ---------------------------

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

                                  (Unaudited)
                                  ___________


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

    Net income per common share for the nine months ended September 30, is as follows:

                                              Nine Months Ended   Nine Months Ended
                                              September 30, 1998  September 30, 1997
                                              ------------------  ------------------
  Net income                                         $ 1,533,851        $   892,510
                                                     ===========        ===========

  Weighted average common shares outstanding           1,051,403          1,030,283

  Weighted average common stock options
    expressed as common stock equivalents             14,854,015         18,407,021
                                                     -----------        -----------

  Weighted average common and
    equivalent shares outstanding                     15,905,418         19,437,304
                                                     ===========        ===========

  Basic earnings per share                           $      1.46        $      0.87
                                                     ===========        ===========

  Diluted earnings per share                         $      0.10        $      0.05
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

    Under employment agreements with certain officers and directors, payments totaling approximately $500,000 are to be made if the number of insureds fall below 913. At September 30, 1998, the number of insureds totaled approximately 1,045. Such payments are forfeited in whole or part if the individual does not remain employed for a period of 36 months following the payment date.

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

"Safe Harbor" Statement

Except for the historical information contained herein, this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the company anticipates," "the company believes," "the company expects," "the company plans," "the company intends," and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that may cause the company's actual results of operations, financial condition or business performance to be materially different from the results of operation, financial condition or business performance expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the outcome of the transaction with MAI, the redemption and the tender offer, market competition and consolidation, government regulation and health care reform, changes in key management, the year 2000 issue, and other factors discussed elsewhere in this report.


Results of Operations

MDHC recorded a 39.2% decrease in total revenues in the third quarter of 1998 and a 24.7% decrease in total revenue for the nine months ended September 30, 1998, compared with the same periods in the prior year. The decrease in total revenues during the quarter and the nine months ended September 30, 1998, was primarily due to a decrease in premium revenue. This decrease in premiums earned was due to a decline in premiums written during the first nine months of 1998 of approximately $1,720,000 or 22.6% compared to the same time period in 1997. This decrease in premiums written was the result of a decline in total policyholders of approximately 10%, which was concentrated in the higher premium surgical classifications. The remaining decreases were the result of various other changes in the Company's book of business which primarily relate to specialty classifications and discounts which policyholders are eligible to receive. The Company's premium revenue has declined over the past several periods although the Company has continued to intensify its services to its existing policyholders and has worked aggressively to try to add new policyholders. This continued decline in insureds has been primarily the result of two factors. First, many Missouri physicians and surgeons have joined large health care networks which have, in many cases, decided to self-insure their professional liability risks and secondly, a number of the Company's competitors have continued to engage in significant discounting in an effort to acquire market share. The Company's philosophy continues to be to maintain actuarially sound pricing integrity and not to engage in unwarranted price discounting. As a result of this shrinking of the market and intense price competition the Company entered into an agreement on September 29, 1998, with Medical Assurance, Inc. ("MAI") to sell its renewal rights with respect to the Company's outstanding medical malpractice insurance policies effective January 1, 1999. See "Planned Transaction With MAI" for more information.

Investment income decreased 11.3% for the quarter ended September 30, 1998, and decreased by 8.6% for the nine months ended September 30, 1998, compared to the same periods in 1997. This variation was primarily the result of a reduced level of total invested assets and declines in market interest rates during the first nine months of 1998. Net realized investment gains were $2,381 in the third quarter and $33,389 for the nine months ended September 30, 1998, compared to $22,797 and $29,740 in the same prior year periods, respectively.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Results of Operations, continued

MDHC's total expenses for the third quarter and nine-month period ended September 30, 1998 represented approximately 69% and 90% of total revenues, respectively, compared to 104% and 95% during the same periods in 1997. Actual expenses and expenses as a percentage of revenues decreased compared to the same periods in 1997. For the quarter and the nine months ended September 30, 1998, actual expenses declined from the previous year by 59.9% and 28.3%, respectively. The decrease in expenses during the first nine months of 1998, compared to the same period in 1997, is almost entirely the result of decreases in loss and loss adjustment expenses, which are directly related to the decline in the Company's earned premium and an actuarial reserve study performed by the Company's independent consulting actuary. The Company's most recent actuarial study, which was completed as of September 30, 1998, indicated slight improvement in projected ultimate loss and loss adjustment expenses for accident years prior to 1998 and is reflected in the Company's results as of September 30, 1998. The Company continues to monitor the level of claim severity and to seek input from actuaries as appropriate. There can be no assurance, however, that the estimates of the actuaries will not have to be revised, or that the Company's reserve for loss and loss adjustment expense will not differ from the total of amounts ultimately paid out. Other underwriting and insurance expenses for the quarter and nine months ended September 30, 1998 were generally consistent, in total, with the same periods in 1997, however, as a percentage of total revenue these expenses were up approximately 8% and 4% for the quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. This increase in other underwriting and insurance expenses as a percentage of total revenue is due to the decline in premiums earned discussed earlier. As a result of the decline in total expenses discussed above, the Company's net income before taxes increased to $788,918 and $945,542 for the quarter and nine months ended September 30, 1998, compared to a net loss before taxes of $171,053 and net income before taxes of $679,064 for the same periods in 1997.


Financial Condition

MDHC's total consolidated assets were $87,632,712 as of September 30, 1998 consisting primarily of cash and investments which comprised approximately 94% of total assets. Approximately 84% of MDHC's total assets consisted of cash, U.S. Treasury bonds, U.S. government agency bonds, and other investments either collateralized or guaranteed by U.S. government agencies or securities. MDHC's total assets declined approximately $2.3 million during the nine months ended September 30, 1998, which was due primarily to claim related payments in excess of claim related incurred liabilities of approximately $3.9 million, payment of other liabilities of over $1.0 million, coupled with an increase in the net market value of the Company's fixed maturity investments of approximately $1.7 million, and net income of over $1.5 million. MDHC does not hold, either directly or indirectly, any real estate owned for investment purposes or any fixed maturity investments rated below AA by nationally recognized rating agencies. The composition of MDHC's total investments is not anticipated to change substantially in the near future.

MDHC's total consolidated liabilities as of September 30, 1998, were $62,602,041 which was a decline of approximately 7% from December 31, 1997. This decline was the result of the decrease in unpaid loss and loss adjustment expenses noted above, and the reduction of other liabilities also discussed earlier. Approximately 87% of MDHC's total liabilities at September 30, 1998, relate to unpaid loss and loss adjustment expenses.

Stockholders' equity increased approximately 12% as of September 30, 1998, compared with the prior year-end. This increase was primarily the result of net income for the nine months ended September 30, 1998 of $1,533,851 and the increase in the net unrealized gain on the Company's investment portfolio which was discussed earlier.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Liquidity and Capital Resources

MDHC's cash flow is generated from its operations and investment portfolio. Net cash provided by operating activities for the nine months ended September 30, 1998 decreased $4,760,360 from the comparable period in 1997. This decrease in cash provided by operating activities was caused primarily by a decrease in amounts received relating to current federal income taxes of approximately $2.0 million, a net decrease in unpaid loss and loss adjustment expenses of approximately $2.3 million, a net decrease in other liabilities of approximately $1.7 million, coupled with an increase in the unearned premium reserve of $0.8 million which relates to the reserve for future utilization of the Company's death, disability, and retirement free reporting endorsement, an increase in net income of approximately $0.6 million for the nine months ended September 30, 1998 as compared to the same period in 1997, and other minor variations in cash flow between the comparable periods.

MDHC's investing activities resulted in an increase in cash provided by investing activities of $4,401,770 at September 30, 1998 compared to a decrease in cash provided by investing activities of $1,316,433 for the same period in 1997. This variation was due to the net proceeds from fixed maturity investments of approximately $6.0 million for the 1998 period which were utilized to fund operating activities coupled with net purchases of short-term investments of approximately $1.5 million for the nine months ended September 30, 1998, compared to net proceeds of fixed maturity investments for the nine months ended September 30, 1997 of approximately $2.5 million combined with net purchases from short-term investments of approximately $3.8 million.

Under employment agreements with certain officers and directors, payments totaling approximately $500,000 are to be made if the number of insureds falls below 913. Such payments are forfeited in whole or in part if the individual does not remain as an employee or as a consultant for a period of 36 months following the payment date. At September 30, 1998, the number of insureds was approximately 1,045. As of November 9, 1998, the number of insureds was approximately 1,050.

MDHC's cash flow from operations and its investment portfolio are utilized to meet its obligations related to payment of losses and loss adjustment expenses, payment of operating expenses, and other needs as deemed necessary from time to time. In conjunction with the redemption of MDHC's outstanding preferred stock the Company has obtained a $3 million letter of credit from Commerce Bank, N.A. and, in addition MDA has requested permission from the Missouri Department of Insurance to pay an additional dividend to MDHC of $5 million. If MDHC receives the $5 million dividend authorization from the Missouri Department of Insurance the Company will not need to utilize the bank letter of credit discussed above. See "Preferred Redemption" for more information. MDHC anticipates that its future cash flow will be sufficient to meet the Company's ongoing obligations for the foreseeable future.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Planned Transaction With MAI

As discussed earlier, the current status of the professional liability market in Missouri is one of intense competition. Medical malpractice business is cyclical, and the "soft" portion of the cycle is occurring now. Over the past few years, the Company has seen increased and intense competition for its business, with many competitors offering premium rates well below levels Company management believes to be prudent. Based on the Company's experience, the demise of other insurance companies and the advice of the Company's independent actuary, MDHC determined not to attempt to compete on price. Instead, MDHC has maintained its actuarially sound pricing policy, while attempting to intensify services to policyholders. In addition to the intense price competition, many physicians, surgeons and dentists, the Company's primary clients, have become employees of hospitals or other health care networks, where they no longer obtain their own medical professional liability insurance. As a result, the Company's market share has declined over the past three years.

In response to this environment, the Company's board of directors began evaluating a number of ways to maximize shareholder value, while protecting policyholders. After discussions with a number of other insurance companies, about a variety of different alternatives, on September 29, 1998, the Company signed an agreement with Mutual Assurance, Inc. ("MAI") and its parent, Medical Assurance, Inc., which the board of directors believes is the best alternative to preserve the value of the Company for shareholders, by preventing further erosion of surplus. Under the agreement, effective January 1, 1999, MDA and MDIC will sell to MAI for $3.5 million their renewal rights with respect to their outstanding medical malpractice insurance policies. MAI also will acquire the right to use the name "Medical Defense" and all related trade names and logos. MAI will not acquire any stock interests in the Company. MDA and MDIC will continue to be fully licensed as Missouri insurance companies.

MAI also will enter into a quota-share reinsurance agreement with MDA and MDIC which will reinsure 100% of the loss and loss adjustment expense (both allocated and unallocated) for the remainder of the policy periods in force as of January 1, 1999. As consideration for reinsuring such obligations, MDA and MDIC will pay the unearned premium on the policies, on a monthly basis as the premiums are earned, less a ceding commission of 8%, on a monthly basis. MDA and MDIC also will enter into an aggregate excess of loss reinsurance agreement under which MAI will reinsure all of the loss and allocated loss adjustment expense ("ALAE") exposure of MDA and MDIC incurred prior to January 1, 1999 which exceeds the total of (i) the combined reserves for losses and ALAE of MDA and MDIC on January 1, 1999, without discount and (ii) the amount by which MDA's and MDIC's loss and ALAE reserves would be discounted on an actuarial basis using an assumed investment rate of 5% compounded semi-annually and an assumed payment rate consistent with MDA's and MDIC's claims payment history. MDA and MDIC each remain directly liable for its insurance obligations or risks under the contracts of insurance.

MAI will become responsible for fulfilling the obligations of MDA and MDIC to issue Extended Reporting Endorsements with respect to the "claims-made" insurance policies previously issued by MDA and MDIC. While MDA and MDIC will pay $1.8 million to MAI at closing to assume the portion of this obligation which results from death, disability or retirement, an equivalent $1.8 million reduction in net liability reserves will be effected. Consequently, the transfer by MDA and MDIC to MAI of the $1.8 million in assets and reduction of $1.8 million in net liabilities will not affect the surplus as regards policyholders of MDA and MDIC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Planned Transaction With MAI, continued

MDA and MDIC also will enter into a management agreement for MAI to manage claims incurred both before and after January 1, 1999 under policies written by MDA and MDIC. As consideration for the management of claims incurred prior to that date, MDA and MDIC will pay to MAI an amount equal to the ULAE reserves of MDA and MDIC as of January 1, 1999, over a period of four years. The expenses of MAI in managing claims incurred on and after January 1, 1999, are included within the payments by MDA and MDIC under the quota-share reinsurance agreement. MDS also will lease a portion of the facilities in Springfield, Missouri used by MDA and MDIC, to MAI.

The current MDA and MDIC claims committees will continue to monitor and deal with existing claims for the next several years, and the board of directors will continue to manage the Company's investments and its day-to-day operations. While MAI will have claims settlement authority, MAI will have no authority or responsibility with respect to any non-claim functions of MDA or MDIC, (e.g., investments, accounting and any future underwriting). In order to drastically reduce costs, the Company will terminate the employment of virtually all current employees (other than the claims committee personnel). MAI plans to hire employees to perform those services, to perform underwriting services and to promote renewal of MDA and MDIC policies. MDHC will enter into consulting agreements with certain of its executive officers, who will remain available to provide assistance with financial and regulatory reporting, as well as with investigating additional corporate opportunities.

Consummation of the transaction is subject to regulatory approval, and certain other conditions, but the Company has no reason to believe that those conditions will not be met.

The members of the Company's board of directors will investigate a number of alternative lines of business in which the Company might engage. No decision has been made at this time as to MDHC's future plans or lines of business, other than the limits imposed by the Company's agreement not to compete with MAI.

It is currently MDHC's intention to have MDA file an application in 1999 for exempt status under Internal Revenue Code section 501(c)(15). That section provides that non-life insurance companies with direct written premiums (or, if greater, net written premiums) less than $350,000 should be exempt from federal income tax. It is the present plan of MDA and MDIC to either not write new policies in calendar year 1999 or to limit the written premium to less than $350,000 during year 1999.


Preferred Redemption

On October 19, 1998, in accordance with the redemption provisions of the Company's articles of incorporation, the Company mailed to all preferred shareholders of record, as of October 15, 1998, a Notice of Redemption.

The Preferred Shares were initially issued by the Company to eligible policyholders of MDA upon conversion of their policyholders' membership rights and surplus interests in MDA.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Preferred Redemption, continued

In each of the last two years, the Company has conducted a tender offer, allowing holders of Preferred Stock who so desired to sell their shares to the Company. Even after those tender offers, a number of the Company's preferred shareholders contacted the Company asking for help in liquidating their investment in the Preferred Stock. Those persons have indicated that they do not want a long-term stake in MDHC, but would prefer to take cash now, and devote those funds to other uses. The redemption provides the Company with a way to meet those shareholders' needs, by providing immediate liquidity to them. In addition, management believes the redemption could eliminate many costs associated with being a public company. If the total number of MDHC shareholders falls below 300, the Company will no longer be required to make periodic filings with the Securities and Exchange Commission, which will significantly reduce outside legal expenses as well as time demands on management. Of course, any shareholders who wish to retain a stake in the Company have the alternative of converting their shares of Preferred Stock into shares of Class B Common Stock.

Third Party Tender Offer

The Company has been informed that Ivy Medical, LLC ("Ivy") has initiated an unsolicited tender offer to purchase up to 3,500,000 shares of the Company's Class B Common Stock, for a price of $1.00 per share. The tender offer materials are dated November 10, 1998, and state that the shares will be accepted and paid for on a first-come, first-served basis. In those materials, Ivy states that it is negotiating to borrow the funds to pay the tender offer price. According to the tender offer materials, Ivy is owned by Ivy Insurance Group, Inc. and Enrique P. Perinetti, MD., and is an affiliate of Bush-O'Donnell & Co., Inc., a merchant and investment banking firm.

Year 2000 Compliance

Many computer systems world-wide are not currently equipped to properly handle the change in calendar years from 1999 to 2000. This problem is commonly referred to as the Year 2000 Compliance issue. The Company has an active program in place to address the Year 2000 Compliance issue as it relates to the various computer systems which the Company either uses or is dependent upon. By September 1996, the Company had migrated its application system software to a hardware platform that could properly support dates after 1999. By November 1997, all application software had been converted to be Year 2000 compliant. The Company's computer operating system has been upgraded during 1998. With the exception of the installation of ongoing software patches provided by the Company's hardware manufacturer, which will continue to be installed throughout 1999 and beyond January 1, 2000, the Company's primary computer system is fully Year 2000 compliant. The total cost to the Company to become Year 2000 compliant is approximately $275,000.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Year 2000 Compliance, continued

In addition, the Company has held discussions with various of its external vendors, including its independent actuary and outside investment adviser, upon whom the Company is dependent, and the Company believes that these vendors will also be Year 2000 compliant in an appropriately timely fashion. The Company has not yet contacted the law firms which handle the defense of the claims against its policyholders regarding Year 2000 compliance, but intends to seek compliance certificates from those service providers over the next several months. However, due to the general inherent uncertainty in the Year 2000 issue, resulting in part from the uncertainty of third-party vendors and suppliers, and their third party vendors and suppliers, the Company is unable to determine at this time what impact, if any, the Year 2000 issues will have on the Company's results of operations, financial condition, or liquidity.


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

                                              Medical Defense Holding Co.
                                                     (Registrant)


        November 10, 1998                        /s/ Ronald G. Benson
----------------------------------     ----------------------------------------
               Date                                Ronald G. Benson
                                             President, CEO, and Chairman
                                                of the Board (principal
                                             executive officer); Director



        November 10, 1998                        /s/ Samuel J. Pippin
----------------------------------     ----------------------------------------
               Date                                Samuel J. Pippin
                                              Director of Accounting and
                                             Finance (principal financial
                                                and accounting officer)

                                 EXHIBIT INDEX

Exhibit                                                                                                                Page
  No.                                              Description                                                          No.
  ---                                              -----------                                                          ---
   3.1      Articles of Incorporation of Medical Defense Holding Co. (Filed as Exhibit 3.1 to the
            Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)....................................................................................

   3.2      Bylaws of Medical Defense Holding Co. (Filed as Exhibit 3.2 to the Registrant's
            Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)........

   4.1      Right of First Refusal Agreement (Filed as Exhibit 4.1 to the Registrant's Registration
            Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).....................

   4.2      Specimen Stock Certificate for Preferred Stock (Filed as Exhibit 4.2 to the Registrant's
            Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)........

   4.3      Specimen Stock Certificate for Class A Common Stock (Filed as Exhibit 4.3 to the
            Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)....................................................................................

   4.4      Specimen Stock Certificate for Class B Common Stock (Filed as Exhibit 4.4 to the
            Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)....................................................................................

  10.1      1983 Management Agreement between Medical Defense Associates and Medical Defense Services
            Corp., as amended (Filed as Exhibit 10.1 to the Registrant's Registration Statement on
            Form S-1 (file #33-87444) and hereby incorporated by reference.)..................................

  10.2      1983 Management Agreement between Medical Defense Insurance Company and Medical Defense
            Services Corp., as amended (Filed as Exhibit 10.2 to the Registrant's Registration
            Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).....................

  10.3      Amended and Restated Employment Agreement between Ronald G. Benson and Medical Defense
            Services Corp., dated January 1, 1993 (Filed as Exhibit 10.3 to the Registrant's
            Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)........

  10.4      Amended and Restated Employment Agreement between Geraldine Hatfield (Morrison) and
            Medical Defense Services Corp., dated January 1, 1993 (Filed as Exhibit 10.4 to the
            Registrant's Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)....................................................................................

  10.5      Amended and Restated Employment Agreement between Arlen D. Winsky and Medical Defense
            Services Corp., dated January 1, 1993 (Filed as Exhibit 10.5 to the Registrant's
            Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.)........

Exhibit                                                                                                               Page
  No.                                                 Description                                                      No.
  ---                                                 -----------                                                      ---
  10.6         Amended and Restated Employment Agreement between David W. Brown and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).....

  10.7         Amended and Restated Employment Agreement between Gary L. Robinson and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.7 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).....

  10.8         Amended and Restated Employment Agreement between John J. Stamatis and Medical Defense
               Services Corp., dated January 1, 1993 (Filed as Exhibit 10.8 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).....

  10.9         Medical Defense Services Corp. Integrated Money Purchase Pension and Trust Agreement,
               between Medical Defense Services Corp. and Boatmen's Trust Company, as amended, dated
               December 31, 1990 (Filed as Exhibit 10.9 to the Registrant's Registration Statement on
               Form S-1 (file #33-87444) and hereby incorporated by reference.)...............................

  10.10        Carnahan, Evans, Cantwell & Brown, P.C. Defined Contribution Prototype Plan and Trust
               Agreement, adopted December 31, 1990 (Filed as Exhibit 10.10 to the Registrant's
               Registration Statement on Form S-1 (file #33-87444) and hereby incorporated by reference.).....

  10.11        Form of Deposit Agreement between Medical Defense Associates and Central Bank, Jefferson
               City, Missouri (Filed as Exhibit 10.12 to the Registrant's Registration Statement on Form
               S-1 (file #33-87444) and hereby incorporated by reference.)....................................

  10.12        Form of Employment Guaranty Agreement by Medical Defense Holding Co. guaranteeing existing Medical Defense Services Corp.'s employment agreements (Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (file
               #0-28214) and hereby incorporated by reference.)...............................................

  10.13        Medical Defense Services Corp. Executive Compensation Plan II (Filed as Exhibit 10.14 to
               the Registrant's 1997 Annual Report on Form 10-K (file #0-28214) and hereby incorporated by reference.).................................................................................

  10.14        Agreement dated September 29, 1998, with Mutual Assurance, Inc. and affiliates relating to the sale of Medical Defense Associates and Medical Defense Insurance Company's
               renewal business, effective January 1, 1999....................................................

  11.1         Statement re computation of per share earnings (Disclosed in Note 9 to the Registrant's accompanying unaudited consolidated financial statements included in Part I of this Form
               10-Q.).........................................................................................

  21.1         Subsidiaries of the registrant (Filed as Exhibit 21.1 to the Registrant's 1997 Annual
               Report on Form 10-K (file #0-28214) and hereby incorporated by reference.).....................

  27           Financial Data Schedule........................................................................